Form 10-Q
period 1997-09-30
COMCAST CABLE COMMUNICATIONS INC
filed 1997-11-14
CIK 1040573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                               SEPTEMBER 30, 1997
                                       OR

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                        Commission File Number 333-30745

                       COMCAST CABLE COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         23-2175755
-------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                 1500 Market Street, Philadelphia, PA 19102-2148
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code: (215) 665-1700
                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

             Yes  X *                        No ___

* The Registrant became subject to the reporting requirements of the Securities Act of 1934 on September 22, 1997.
                           --------------------------

As of September 30, 1997, there were 1,000 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                         Page
                                                                         Number

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheet
                as of September 30, 1997 and December 31,
                1996 (Unaudited).............................................2

                Condensed Consolidated Statement of
                Operations for the Nine and Three Months
                Ended September 30, 1997 and 1996 (Unaudited)................3

                Condensed Consolidated Statement of Cash
                Flows for the Nine Months Ended September 30,
                1997 and 1996 (Unaudited)....................................4

                Condensed Consolidated Statement of
                Stockholder's Equity for the Nine Months Ended
                September 30, 1997 (Unaudited)...............................5

                Notes to Condensed Consolidated
                Financial Statements (Unaudited)........................6 - 11

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations.............................................12 - 19

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings...........................................20

        Item 6. Exhibits and Reports on Form 8-K............................20

        SIGNATURE...........................................................21
                       -----------------------------------

This Quarterly Report on Form 10-Q contains forward looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could significantly affect expected results in the future from those expressed in any such forward looking statements made by, or on behalf, of the Company. Certain factors that could cause actual results to differ materially include, without limitation, the effects of legislative and regulatory changes; the potential for increased competition; technological changes; the need to generate substantial growth in the subscriber base by successfully launching, marketing and providing services in identified markets; pricing pressures which could affect demand for the Company's services; the Company's ability to expand its distribution; changes in labor, programming, equipment and capital costs; the Company's continued ability to create or acquire programming and products that customers will find attractive; future acquisitions, strategic partnerships and divestitures; general business and economic conditions; and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                  (Dollars in millions, except share data)
                                                                                       September 30,    December 31,
                                                                                           1997             1996
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................            $33.8             $38.4
   Short-term investments.......................................................              0.6              21.5
   Cash held by an affiliate....................................................             36.9              53.5
   Accounts receivable, less allowance for doubtful
     accounts of $15.6 and $12.0................................................             65.6              70.4
   Inventories..................................................................             30.1              28.1
   Other current assets.........................................................             18.9              19.8
                                                                                         --------          --------
       Total current assets.....................................................            185.9             231.7
                                                                                         --------          --------
INVESTMENTS.....................................................................              1.2               1.2
                                                                                         --------          --------
PROPERTY AND EQUIPMENT..........................................................          2,592.6           2,401.6
   Accumulated depreciation.....................................................           (994.5)           (856.1)
                                                                                         --------          --------
   Property and equipment, net..................................................          1,598.1           1,545.5
                                                                                         --------          --------
DEFERRED CHARGES................................................................          5,637.3           5,586.7
   Accumulated amortization.....................................................         (1,378.9)         (1,151.8)
                                                                                         --------          --------
   Deferred charges, net........................................................          4,258.4           4,434.9
                                                                                         --------          --------
                                                                                         $6,043.6          $6,213.3
                                                                                         ========          ========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................           $233.8            $230.7
   Accrued interest.............................................................             67.9              25.5
   Current portion of long-term debt............................................             35.1             115.7
   Current portion of notes payable to affiliates...............................             20.0               2.6
   Due to affiliates............................................................            182.0             152.3
                                                                                         --------          --------
       Total current liabilities................................................            538.8             526.8
                                                                                         --------          --------
LONG-TERM DEBT, less current portion............................................          2,574.8           3,068.3
                                                                                         --------          --------
MINORITY INTEREST AND OTHER.....................................................            217.5             246.3
                                                                                         --------          --------
NOTES PAYABLE TO AFFILIATES, less current portion...............................            578.3             404.5
                                                                                         --------          --------
DUE TO AFFILIATE................................................................            372.8             291.8
                                                                                         --------          --------
DEFERRED INCOME TAXES, due to affiliate.........................................          1,481.0           1,580.3
                                                                                         --------          --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, $1 par value - authorized and issued, 1,000 shares.............
   Additional capital...........................................................          3,066.2           3,050.6
   Accumulated deficit..........................................................         (2,785.8)         (2,124.0)
   Unrealized loss on marketable securities.....................................                               (1.4)
   Notes receivable from affiliate..............................................                             (829.9)
                                                                                         --------          --------
       Total stockholder's equity...............................................            280.4              95.3
                                                                                         --------          --------
                                                                                         $6,043.6          $6,213.3
                                                                                         ========          ========

See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                   (Dollars in millions)
                                                                        Nine Months Ended        Three Months Ended
                                                                          September 30,             September 30,
                                                                       1997         1996         1997         1996
SERVICE INCOME................................................       $1,537.0     $1,170.9        $515.1       $392.6
                                                                     --------     --------        ------       ------

COSTS AND EXPENSES
   Operating..................................................          668.6        482.6         217.9        160.1
   Selling, general and administrative........................          350.7        255.3         117.1         88.0
   Depreciation and amortization..............................          462.7        289.3         155.9         96.7
                                                                     --------     --------        ------       ------
                                                                      1,482.0      1,027.2         490.9        344.8
                                                                     --------     --------        ------       ------

OPERATING INCOME..............................................           55.0        143.7          24.2         47.8

OTHER (INCOME) EXPENSE
   Interest expense...........................................          174.2        168.1          54.3         57.3
   Interest expense on notes payable to affiliates............           24.8         25.9          12.4         10.4
   Investment income, net.....................................           (3.6)        (6.3)         (1.6)        (3.5)
   Other......................................................           (0.1)         0.6          (0.1)        (0.1)
                                                                     --------     --------        ------       ------
                                                                        195.3        188.3          65.0         64.1
                                                                     --------     --------        ------       ------
LOSS BEFORE INCOME TAX BENEFIT, MINORITY
   INTEREST AND EXTRAORDINARY ITEMS...........................         (140.3)       (44.6)        (40.8)       (16.3)

INCOME TAX BENEFIT............................................          (26.6)        (6.4)         (3.1)        (2.8)
                                                                     --------     --------        ------       ------

LOSS BEFORE MINORITY INTEREST AND
   EXTRAORDINARY ITEMS........................................         (113.7)       (38.2)        (37.7)       (13.5)

MINORITY INTEREST.............................................          (15.8)       (16.5)         (5.6)        (6.1)
                                                                     --------     --------        ------       ------

LOSS BEFORE EXTRAORDINARY ITEMS...............................          (97.9)       (21.7)        (32.1)        (7.4)

EXTRAORDINARY ITEMS...........................................          (17.6)                      (2.1)
                                                                     --------     --------        ------       ------

NET LOSS......................................................        ($115.5)      ($21.7)       ($34.2)       ($7.4)
                                                                     ========     ========        ======       ======


See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                             (Dollars in millions)
                                                                                        Nine Months Ended September 30,
                                                                                            1997             1996
OPERATING ACTIVITIES
   Net loss.....................................................................          ($115.5)           ($21.7)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization..............................................            462.7             289.3
     Non-cash interest expense..................................................              1.3               1.5
     Non-cash interest expense on notes payable to affiliates...................              1.2               5.2
     Deferred expenses charged by an affiliate..................................             81.0              48.7
     Loss on sale of investment.................................................              1.6
     Extraordinary items........................................................             17.6
     Minority interest..........................................................            (15.8)            (16.5)
     Deferred income tax benefit, due to affiliate..............................            (57.8)            (23.6)
                                                                                         --------            ------
                                                                                            376.3             282.9

     Decrease in accounts receivable............................................              4.8               4.9
     (Increase) decrease in inventories.........................................             (2.0)              0.1
     Decrease (increase) in other current assets................................              0.9              (5.7)
     Increase (decrease) in accounts payable and accrued expenses...............              7.1             (12.4)
     Increase in accrued interest...............................................             42.4              14.9
     Decrease in other non-current liabilities..................................            (11.8)             (0.9)
                                                                                         --------            ------
           Net cash provided by operating activities............................            417.7             283.8
                                                                                         --------            ------

FINANCING ACTIVITIES
   Proceeds from borrowings.....................................................          1,805.8             298.0
   Repayments of long-term debt.................................................         (2,392.8)           (134.5)
   Proceeds from notes payable to affiliates....................................            638.3               2.7
   Repayment of notes payable to affiliates.....................................           (140.8)             (0.9)
   Capital contributions........................................................                                0.3
   Net transactions with affiliates.............................................             29.7              43.7
   Deferred financing costs and other...........................................            (15.6)             (1.5)
                                                                                         --------            ------
           Net cash (used in) provided by financing activities..................            (75.4)            207.8
                                                                                         --------            ------

INVESTING ACTIVITIES
   Acquisitions.................................................................             (7.1)             (2.8)
   Sale of short-term investments...............................................             21.4
   Capital expenditures.........................................................           (367.1)           (207.3)
   Decrease (increase) in cash held by an affiliate.............................             16.6             (39.6)
   Increase in notes receivable from affiliate..................................                             (220.0)
   Additions to deferred charges and other......................................            (10.7)             (5.8)
                                                                                         --------            ------
           Net cash used in investing activities................................           (346.9)           (475.5)
                                                                                         --------            ------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................................             (4.6)             16.1

CASH AND CASH EQUIVALENTS, beginning of period..................................             38.4              11.6
                                                                                         --------            ------

CASH AND CASH EQUIVALENTS, end of period........................................            $33.8             $27.7
                                                                                         ========            ======

See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Unaudited)

                                                                                    (Dollars in millions)
                                                                                         Unrealized    Notes
                                                                                           Loss on  Receivable
                                                                  Additional Accumulated Marketable    from
                                                                    Capital   Deficit     Securities  Affiliate    Total
BALANCE, JANUARY 1, 1997......................................     $3,050.6  ($2,124.0)     ($1.4)   ($829.9)     $95.3
   Net loss...................................................                  (115.5)                          (115.5)
   Change in unrealized loss on marketable
     securities, net of deferred taxes of $0.7................                                1.4                   1.4
   Interest income on notes receivable from affiliate.........         23.9                            (23.9)
   Income taxes on interest income on notes
     receivable from affiliate................................         (8.3)                                       (8.3)
   Exchange of outstanding notes payable to
     and notes receivable from affiliates.....................                                         307.5      307.5
   Elimination of outstanding notes receivable
     from affiliate through a non-cash dividend
     to parent................................................                  (546.3)                546.3
                                                                   --------  ---------      -----    -------      -----

BALANCE, SEPTEMBER 30, 1997...................................     $3,066.2  ($2,785.8      $        $           $280.4
                                                                   ========  =========      =====    =======      =====


See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1996 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statement of operations for the nine and three months ended September 30, 1997 and 1996, the condensed consolidated statement of cash flows for the nine months ended September 30, 1997 and 1996 and the condensed consolidated statement of stockholder's equity for the nine months ended September 30, 1997 have been prepared by Comcast Cable Communications, Inc. (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1997 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1996 audited financial statements which were included in the Company's Registration Statement on Form S-4, effective as of September 22, 1997, as filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of operating results for the full year.

     Reorganization
     On April 24, 1997, Comcast Corporation ("Comcast"), the Company's parent, completed a restructuring of the legal organization of certain of its subsidiaries (the "Reorganization"). The Reorganization involved Comcast's contribution to the Company of ownership interests in certain of its consolidated subsidiaries, all of which were under Comcast's direct or indirect control (the "Contributed Subsidiaries"). The Reorganization has been accounted for in a manner similar to a pooling of interests. Accordingly, the Company's condensed consolidated financial statements include the accounts of the Contributed Subsidiaries for all periods presented.

     In addition, certain expenses directly related to the Company's operations which were historically paid by Comcast on behalf of the Company have been reflected in the Company's condensed consolidated statement of operations for all periods presented.

2.   ACQUISITIONS

     Cable TV Fund 14 A/B Venture
     In October 1997, the Company and Jones Intercable, Inc. ("Jones Intercable") entered into an agreement whereby the Company, through an indirect majority owned subsidiary, will acquire Cable TV Fund 14 A/B Venture, a cable television system serving approximately 65,000 subscribers in and around Broward County, Florida for $140 million in cash, subject to certain adjustments. The acquisition is expected to be funded with the proceeds from borrowings under one of the Company's subsidiary's existing credit facilities. The acquisition is subject to a number of conditions, including the receipt of necessary regulatory approvals and the approval of the limited partners of Cable TV Fund 14 A/B Venture. The acquisition is expected to close in the first quarter of 1998.

     Scripps Cable
     In November 1996, Comcast acquired the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for 93.048 million shares of Comcast's Class A Special Common Stock valued at $1.552 billion (the "Scripps Acquisition"). Comcast accounted for the Scripps Acquisition under the purchase method. Following the Scripps Acquisition, Comcast contributed Scripps Cable to the Company (the "Scripps Contribution") at Comcast's historical cost and Scripps Cable was consolidated with the Company effective November 1, 1996. During the second quarter of 1997, the Company recorded the final purchase price allocation relating to the Scripps Contribution. The terms of the Scripps Acquisition provide for, among other things, the indemnification of the Company by E.W. Scripps for certain liabilities, including tax liabilities, relating to Scripps Cable prior to the acquisition date.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Unaudited Pro Forma Information
     The following unaudited pro forma information for the nine months ended September 30, 1996 has been presented as if the Scripps Contribution had occurred on January 1, 1996. This unaudited pro forma information is based on historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Scripps Cable since January 1, 1996 (dollars in millions).

                                                                               Nine Months Ended
                                                                               September 30, 1996
              Service income...............................................       $1,398.3
              Net loss.....................................................          (92.6)

3.   INVESTMENTS

     The Company received 552,014 shares of Time Warner, Inc. ("Time Warner") Common Stock (the "Time Warner Stock") in exchange (the "Exchange") for all of the shares of the Turner Broadcasting System, Inc. ("TBS") Stock (the "TBS Stock") held by the Company as a result of the merger of Time Warner and TBS in October 1996. As a result of the Exchange, the Company recognized a pre-tax gain of $19.8 million in the fourth quarter of 1996, representing the difference between the Company's historical cost basis in the TBS Stock and the new basis for the Company's investment in Time Warner Stock of $22.8 million, which was based on the closing price of the Time Warner Stock on the merger date of $41.375 per share. As of December 31, 1996, the shares of Time Warner Stock held by the Company were recorded at their fair value of $20.7 million and were included in short-term investments in the Company's condensed consolidated balance sheet. The unrealized loss on this investment of $2.1 million was reported in the Company's December 31, 1996 condensed consolidated balance sheet as a decrease in stockholder's equity, net of deferred income tax benefit of $0.7 million. In January 1997, the Company sold its entire interest in Time Warner for $21.2 million. In connection with this sale, the Company recognized a pre-tax loss of $1.6 million, which is included in net investment income in the Company's condensed consolidated statement of operations for the nine months ended September 30, 1997.

4.   LONG-TERM DEBT

     Debt Offering
     In May 1997, the Company completed the sale of $1.7 billion principal amount of notes (the "Old Notes") through a private offering with registration rights. The Old Notes were issued in four tranches: $300.0 million principal amount of 8 1/8% Notes due 2004 (the "Old Seven-Year Notes"), $600.0 million principal amount of 8 3/8% Notes due 2007 (the "Old Ten-Year Notes"), $550.0 million principal amount of 8 7/8% Notes due 2017 (the "Old Twenty-Year Notes") and $250.0 million principal amount of 8 1/2% Notes due 2027 (the "Old Thirty-Year Notes"). The Company used substantially all of the net proceeds from the offering of the Old Notes to repay certain of its subsidiaries' notes payable to banks with the balance used for subsidiary general purposes. Collectively, the offering of the Old Notes and the repayment of the aforementioned notes payable with the net proceeds from the offering of the Old Notes are referred to herein as the "Refinancing."

     Interest on the Old Notes is payable semiannually on May 1 and November 1 of each year, commencing November 1, 1997. The Old Seven-Year Notes, the Old Ten-Year Notes and the Old Twenty-Year Notes are redeemable, in whole or in part, at the option of the Company at any time and the Old Thirty-Year Notes are redeemable, in whole or in part, at the option of the Company at any time after May 1, 2009, in each case at a redemption price equal to the greater of (i) 100% of their principal amount, plus accrued interest thereon to the date of redemption, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis
     (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate (as defined), plus accrued interest on the Old Notes to the date of redemption. Each holder of the Old Thirty-Year Notes may require the Company to repurchase all or a portion of the Old Thirty-Year Notes owned by such holder on May 1, 2009 at a purchase price equal to 100% of the principal amount thereof.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The Old Notes are unsecured and unsubordinated obligations of the Company and rank pari passu with all other unsecured and unsubordinated indebtedness and other obligations of the Company. The Old Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables. The Old Notes are obligations only of the Company and are not guaranteed by and do not otherwise constitute obligations of Comcast.

     The Indenture for the Old Notes, among other things, contains restrictions (with certain exceptions) on the ability of the Company and its Restricted Subsidiaries (as defined) to: (i) make dividend payments or other restricted payments; (ii) create liens or enter into sale and leaseback transactions; and (iii) enter into mergers, consolidations, or sales of all or substantially all of their assets.

     In October 1997, the Company completed an exchange of 100% of the Old Notes for new notes (the "Notes") (having the terms described above) registered under the Securities Act of 1933, as amended.

     The Refinancing had a significant impact on the maturities of the Company's long-term debt. Maturities of long-term outstanding as of September 30, 1997 and December 31, 1996 through 2001 are as follows (dollars in millions):

                                                                        As of                   As of
                                                                 September 30, 1997       December 31, 1996
         1997.................................................       $    2.3 (1)              $115.7 (2)
         1998.................................................           32.8                   146.7
         1999.................................................          109.6                   366.2
         2000.................................................          124.1                   491.1
         2001.................................................          239.6                   944.2

         ---------------
(1) Represents maturities of long-term debt for the remaining three months of 1997.
(2) Includes $80.0 million relating to optional debt repayments made from January 1, 1997 through April 4, 1997.

     As of September 30, 1997 and December 31, 1996, the Company's effective weighted average interest rate on its long-term debt outstanding was 8.06% and 7.18%, respectively.

     Debt Repayments
     In June 1997, the Company redeemed all of its outstanding 10% Subordinated Debentures, due 2003 (the "10% Debentures"). An aggregate principal amount of $139.3 million of the 10% Debentures was redeemed at a redemption price of 100% of the principal amount thereof, together with accrued interest thereon. As of the redemption date, the 10% Debentures had an accreted value of $127.7 million. The Company redeemed the 10% Debentures with the proceeds from the issuance of a $141.0 million note payable to a subsidiary of Comcast which bears interest at a rate of 8.50%, payable quarterly, and is due in 2002.

     In July 1997, the Company made an optional debt repayment of $435.0 million with the proceeds from the issuance of a $437.3 million note payable to a subsidiary of Comcast which bears interest at a rate of 7.25%, payable quarterly, and is due in 2002.

     Extraordinary Items
     In connection with the Refinancing, the redemption of the 10% Debentures and the optional repayment of certain indebtedness, the Company expensed unamortized debt acquisition costs and incurred debt extinguishment costs of $27.1 million and $3.2 million, resulting in extraordinary losses, net of tax, of $17.6 million and $2.1 million during the nine and three months ended September 30, 1997, respectively.

     Lines of Credit
     As of October 31, 1997, certain subsidiaries of the Company had unused lines of credit of $670.0 million. The availability and use of the unused lines of credit are restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration. The Company continually evaluates its debt structure with the intention of reducing its debt service requirements when desirable.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Debt Assumption
     During the nine months ended September 30, 1996, a wholly owned subsidiary of Comcast assumed a $27.0 million note payable to a bank and $0.6 million of accrued interest thereon. In return, the Company became liable under a $27.6 million note payable to the subsidiary of Comcast.

     Interest Rate Risk Management
     The following table summarizes the terms of the Company's existing interest rate exchange agreements ("Swaps"), interest rate cap agreements ("Caps") and interest rate collar agreements ("Collars") as of September 30, 1997 and December 31, 1996 (dollars in millions):

                                          Notional                             Average         Estimated
                                           Amount          Maturities       Interest Rate     Fair Value
     As of September 30, 1997
     Variable to Fixed Swaps                 $100.0       1998-1999           5.67%             $0.2
     Caps                                     150.0         1998              6.67%
     Collar                                    50.0         1998          7.00% / 4.90%

     As of December 31, 1996
     Variable to Fixed Swaps                 $530.0       1997-1999           6.14%            ($1.2)
     Caps                                     250.0         1997              8.55%
     Collars                                  400.0       1997-1998       7.09% / 5.04%          0.2

     The notional amounts of interest rate agreements, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps, Caps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the nine and three months ended September 30, 1997 and 1996 was not significant.

5.   NOTES PAYABLE TO AND NOTES RECEIVABLE FROM AFFILIATES

     During the nine months ended  September  30,  1997,  the Company (i) repaid
     $140.8 million of its notes payable to affiliates (the "Notes Payable") with the proceeds from drawdowns under subsidiaries' existing credit facilities ($55.0 million) and existing cash held by an affiliate ($85.8 million), (ii) completed the exchange of affiliate notes payable and notes receivable, and the accrued interest thereon, between the Company, Comcast and certain of their subsidiaries resulting in a reduction in the Company's Notes Payable of $307.5 million, with a corresponding reduction in the Company's notes receivable from affiliate (the "Notes Receivable"), and
     (iii) eliminated the remaining Notes Receivable, and the accrued interest thereon (aggregating $546.3 million), through a non-cash dividend to Comcast.

     As of September 30, 1997 and December 31, 1996, Notes Payable include $598.3 million and $383.4 million principal amount of Notes Payable to Comcast and certain of its wholly owned subsidiaries. During the nine months ended September 30, 1997, the Company borrowed $638.3 million from Comcast and certain of its wholly owned subsidiaries, the proceeds of which were used primarily to redeem the 10% Debentures and make the optional debt repayment described in Note 4. During the nine months ended September 30, 1996, the Company borrowed $30.3 million from certain wholly owned subsidiaries of Comcast. Such borrowings include $27.6 million associated with the debt assumption described in Note 4.

6.   RELATED PARTY TRANSACTIONS

     Comcast, on behalf of the Company, entered into an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives incentive payments based on the number of subscribers receiving the QVC channel. In addition, the Company receives an allocated portion, based upon market share, of a percentage

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     of net sales of merchandise sold to QVC customers located in the Company's service area. For the nine and three months ended September 30, 1997 and 1996, the Company's service income includes $7.2 million, $5.7 million, $3.2 million and $1.9 million, respectively, relating to QVC.

     Comcast, through management agreements, manages the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems and arrange for and supervise (but not necessarily perform itself) certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $88.0 million, $66.9 million, $29.0 million and $22.4 million during the nine and three months ended September 30, 1997 and 1996, respectively. These management fees are included in selling, general and administrative expenses in the Company's condensed consolidated statement of operations. Comcast has agreed to permit certain subsidiaries of the Company to defer payment of a portion of these expenses with the deferred portion being treated as a subordinated long-term liability due to affiliate which will not be paid until the subsidiaries' existing long-term debt is retired. In addition, payment of certain of these expenses has been deferred until the California Public Employees' Retirement System ("CalPERS") no longer has an interest in
     Comcast MHCP Holdings, L.L.C. (the "LLC"), a majority owned subsidiary of the Company. Management fees deferred during the nine and three months ended September 30, 1997 and 1996, were $3.5 million, $3.2 million, $1.1 million and $1.1 million, respectively. Deferred management fees were $135.7 million and $132.2 million as of September 30, 1997 and December 31, 1996, respectively.

     On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charges each of the Company's subsidiaries for programming on a basis which generally approximates the amount each such subsidiary would be charged if it purchased directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of the Company's consolidated operations. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are included in operating expenses in the Company's condensed consolidated statement of operations. The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $506.9 million, $367.4 million, $163.6 million and $123.4 million, including $424.0 million, $303.6 million, $137.6 million and $101.6 million of Programming Charges, during the nine and three months ended September 30, 1997 and 1996, respectively. The Programming Charges include $33.6 million, $19.1 million, $13.8 million and $6.2 million during the nine and three months ended September 30, 1997 and 1996, respectively, relating to programming purchased by the Company, through Comcast, from suppliers in which Comcast holds an equity interest.

     Comcast has agreed to permit certain of the Company's subsidiaries to defer payment of a portion of the Programming Charges with the deferred portion being treated as a subordinated long-term liability due to affiliate which will not be payable until the subsidiaries' existing long-term debt is retired. In addition, payment of certain of the Programming Charges has been deferred until CalPERS no longer has an interest in the LLC.
     Programming Charges deferred during the nine and three months ended September 30, 1997 and 1996 were $77.5 million, $45.5 million, $25.3 million and $15.3 million, respectively. Deferred Programming Charges were $237.1 million and $159.6 million as of September 30, 1997 and December 31, 1996, respectively.

     Current due to affiliates in the Company's condensed consolidated balance sheet primarily consists of amounts due to Comcast and its affiliates under the cost-sharing arrangements described above and amounts payable to Comcast and its affiliates as reimbursement for payments made, in the ordinary course of business, by such affiliates on behalf of the Company.

     The Company has entered into a custodial account arrangement with Comcast Financial Agency Corporation ("CFAC"), a wholly owned subsidiary of Comcast, under which CFAC provides cash management services to the

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. As of September 30, 1997 and December 31, 1996, $36.9 million and $53.5 million, respectively, of the Company's cash was held by CFAC. These amounts have been classified as cash held by an affiliate in the Company's condensed consolidated balance sheet. During the nine and three months ended September 30, 1997 and 1996, the Company recognized investment income of $2.8 million, $3.1 million, $0.9 million and $1.1 million, respectively, on cash held by CFAC.

7.   STATEMENT OF CASH FLOWS-SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest on its long-term debt of $130.5 million, $153.2 million, $17.8 million and $46.5 million during the nine and three months ended September 30, 1997 and 1996, respectively. The Company made cash payments for interest on the Notes Payable of $23.6 million, $20.7 million, $12.4 million and $8.4 million during the nine and three months ended September 30, 1997 and 1996, respectively.

     The Company made cash payments to the respective state taxing authorities for state income taxes of $6.1 million, $6.7 million, $1.7 million and $1.4 million during the nine and three months ended September 30, 1997 and 1996, respectively.

8.   CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

     The Company has settled the majority of outstanding proceedings challenging its rates charged for regulated cable services. In December 1995, the Federal Communications Commission ("FCC") adopted an order approving a negotiated settlement of rate complaints pending against the Company for cable programming service tiers ("CPSTs") which provided $6.6 million in refunds, plus interest, given in the form of bill credits during 1996, to
     1.3 million of the Company's cable subscribers. As part of the negotiated settlement, the Company agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filings for CPSTs. The FCC recently approved a social contract with the Company in which the Company committed to complete certain system upgrades and improvements by March 1999 in return for which it was authorized to move a limited number of currently regulated programming services in certain cable systems to a single migrated product tier on each system that may become an unregulated new product tier after December 1997. In addition, the Company will also provide free cable service connections, modems and modem service to certain public and private schools and to 250 public libraries in its franchise areas. In October 1997, the State of Connecticut issued draft amended decisions recalculating the maximum permitted basic service rate and installation and equipment charges since 1994 for certain of the Company's cable systems in the State. While the Company cannot predict the outcome of these proceedings, the Company believes that the ultimate resolution of these pending regulatory matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Comcast Cable Communications, Inc. and subsidiaries (the "Company"), a wholly owned subsidiary of Comcast Corporation ("Comcast"), is a holding company which conducts all of its operations through subsidiaries. The Company has experienced significant growth in recent years through both strategic acquisitions and growth in its existing business. The Company has historically met its cash needs for operations through its cash flows from operating and financing activities. Cash requirements for acquisitions and capital expenditures have been provided through the Company's financing activities, as well as its existing cash, cash equivalents, short-term investments and cash held by an affiliate.

General Developments of Business

Cable TV Fund 14 A/B Venture
In October 1997, the Company and Jones Intercable, Inc. ("Jones Intercable") entered into an agreement whereby the Company, through an indirect majority owned subsidiary, will acquire Cable TV Fund 14 A/B Venture, a cable television system serving approximately 65,000 subscribers in and around Broward County, Florida for $140 million in cash, subject to certain adjustments. The acquisition is expected to be funded with the proceeds from borrowings under one of the Company's subsidiary's existing credit facilities. The acquisition is subject to a number of conditions, including the receipt of necessary regulatory approvals and the approval of the limited partners of Cable TV Fund 14 A/B Venture. The acquisition is expected to close in the first quarter of 1998.

Debt Offering
In May 1997, the Company completed the sale of $1.7 billion principal amount of notes (the "Old Notes") through a private offering with registration rights. The Old Notes were issued in four tranches: $300.0 million principal amount of 8 1/8% Notes due 2004 (the "Old Seven-Year Notes"), $600.0 million principal amount of 8 3/8% Notes due 2007 (the "Old Ten-Year Notes"), $550.0 million principal amount of 8 7/8% Notes due 2017 (the "Old Twenty-Year Notes") and $250.0 million principal amount of 8 1/2% Notes due 2027 (the "Old Thirty-Year Notes"). The Company used substantially all of the net proceeds from the offering of the Old Notes to repay certain of its subsidiaries' notes payable to banks with the balance used for subsidiary general purposes. Collectively, the offering of the Old Notes and the repayment of the aforementioned notes payable with the net proceeds from the offering of the Old Notes are referred to herein as the "Refinancing."

Interest on the Old Notes is payable semiannually on May 1 and November 1 of each year, commencing November 1, 1997. The Old Seven-Year Notes, the Old Ten-Year Notes and the Old Twenty-Year Notes are redeemable, in whole or in part, at the option of the Company at any time and the Old Thirty-Year Notes are redeemable, in whole or in part, at the option of the Company at any time after May 1, 2009, in each case at a redemption price equal to the greater of (i) 100% of their principal amount, plus accrued interest thereon to the date of redemption, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate (as defined), plus accrued interest on the Old Notes to the date of redemption. Each holder of the Old Thirty-Year Notes may require the Company to repurchase all or a portion of the Old Thirty-Year Notes owned by such holder on May 1, 2009 at a purchase price equal to 100% of the principal amount thereof.

The Old Notes are unsecured and unsubordinated obligations of the Company and rank pari passu with all other unsecured and unsubordinated indebtedness and other obligations of the Company. The Old Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables. The Old Notes are obligations only of the Company and are not guaranteed by and do not otherwise constitute obligations of Comcast.

The Indenture for the Old Notes, among other things, contains restrictions (with certain exceptions) on the ability of the Company and its Restricted
Subsidiaries (as defined) to: (i) make dividend payments or other restricted payments; (ii) create liens or enter into sale and leaseback transactions; and
(iii) enter into mergers, consolidations, or sales of all or substantially all of their assets.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

In October 1997, the Company completed an exchange of 100% of the Old Notes for new notes (the "Notes") (having the terms described above) registered under the Securities Act of 1933, as amended.

Scripps Cable
In November 1996, Comcast acquired the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for 93.048 million shares of Comcast's Class A Special Common Stock valued at $1.552 billion (the "Scripps Acquisition"). Comcast accounted for the Scripps
Acquisition under the purchase method. Following the Scripps Acquisition, Comcast contributed Scripps Cable to the Company (the "Scripps Contribution") at Comcast's historical cost. The Scripps Contribution was recorded as an increase in additional capital and Scripps Cable was consolidated with the Company effective November 1, 1996. During the second quarter of 1997, the Company
recorded  the  final   purchase  price   allocation   relating  to  the  Scripps
Contribution. The terms of the Scripps Acquisition provide for, among other things, the indemnification of the Company by E.W. Scripps for certain liabilities, including tax liabilities, relating to Scripps Cable prior to the acquisition date.

Liquidity and Capital Resources

Cash, Cash Equivalents, Short-term Investments and Cash Held by an Affiliate Cash, cash equivalents, short-term investments and cash held by an affiliate as of September 30, 1997 were $71.3 million. As of September 30, 1997, the majority of the Company's cash, cash equivalents, short-term investments and cash held by an affiliate was restricted to use by subsidiaries of the Company under contractual arrangements, including subsidiary credit agreements.

The Company's cash equivalents and short-term investments are recorded at cost which approximates their fair value. As of December 31, 1996, short-term investments of $21.5 million included the Company's investment in Time Warner, Inc. ("Time Warner") common stock (the "Time Warner Stock") recorded at its fair value of $20.7 million (see "Investments"). As of September 30, 1997, the Company's short-term investments of $0.6 million had a weighted average maturity of approximately 13 months. However, due to the high degree of liquidity and the intent of management to use these investments as needed to fund its commitments, the Company considers these as current assets.

The Company has entered into a custodial account arrangement with Comcast Financial Agency Corporation ("CFAC"), a wholly owned subsidiary of Comcast, under which CFAC provides cash management services to the Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. As of September 30, 1997 and December 31, 1996, $36.9 million and $53.5 million, respectively, of the Company's cash was held by CFAC. These amounts have been classified as cash held by an affiliate in the Company's condensed consolidated balance sheet.

Investments
Time Warner/TBS. The Company received 552,014 shares of Time Warner Stock in exchange (the "Exchange") for all of the shares of Turner Broadcasting System, Inc. ("TBS") stock (the "TBS Stock") held by the Company, as a result of the merger of Time Warner and TBS in October 1996. As a result of the Exchange, the Company recognized a pre-tax gain of $19.8 million in the fourth quarter of 1996, representing the difference between the Company's historical cost basis in the TBS Stock and the new basis for the Company's investment in Time Warner Stock of $22.8 million, which was based on the closing price of the Time Warner Stock on the merger date of $41.375 per share. In January 1997, the Company sold its entire interest in Time Warner for $21.2 million. In connection with this sale, the Company recognized a pre-tax loss of $1.6 million, which is included in net investment income in the Company's condensed consolidated statement of operations for the nine months ended September 30, 1997.

Financing
Other than the Scripps Acquisition, the Company has historically utilized a strategy of financing its acquisitions and other investing activities through senior debt at the operating subsidiary level.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

The Refinancing had a significant impact on the maturities of the Company's long-term debt. Maturities of long-term debt outstanding as of September 30, 1997 and December 31, 1996 through 2001 are as follows (dollars in millions):

                                                                        As of                   As of
                                                                 September 30, 1997       December 31, 1996
         1997.................................................      $    2.3 (1)               $115.7 (2)
         1998.................................................           32.8                   146.7
         1999.................................................          109.6                   366.2
         2000.................................................          124.1                   491.1
         2001.................................................          239.6                   944.2
-----------

(1) Represents maturities of long-term debt for the remaining three months of 1997.
(2) Includes $80.0 million relating to optional debt repayments made from January 1, 1997 through April 4, 1997.

As of September 30, 1997 and December 31, 1996, the Company's effective weighted average interest rate on its long-term debt outstanding was 8.06% and 7.18%, respectively.

During the nine months ended September 30, 1997, the Company (i) repaid $140.8 million of its notes payable to affiliates (the "Notes Payable") with the proceeds from drawdowns under subsidiaries' existing credit facilities ($55.0 million) and existing cash held by an affiliate ($85.8 million), (ii) completed the exchange of affiliate notes payable and notes receivable, and the accrued interest thereon, between the Company, Comcast and certain of their subsidiaries resulting in a reduction in the Company's Notes Payable of $307.5 million, with a corresponding reduction in the Company's notes receivable from affiliate (the "Notes Receivable"), and (iii) eliminated the remaining Notes Receivable, and the accrued interest thereon (aggregating $546.3 million), through a non-cash dividend to Comcast.

In June 1997, the Company redeemed all of its outstanding 10% Subordinated Debentures, due 2003 (the "10% Debentures"). An aggregate principal amount of $139.3 million of the 10% Debentures was redeemed at a redemption price of 100% of the principal amount thereof, together with accrued interest thereon. As of the redemption date, the 10% Debentures had an accreted value of $127.7 million. The Company redeemed the 10% Debentures with the proceeds from the issuance of a $141.0 million note payable to a subsidiary of Comcast which bears interest at a rate of 8.50%, payable quarterly, and is due in 2002.

In July 1997, the Company made an optional debt repayment of $435.0 million with the proceeds from the issuance of a $437.3 million note payable to a subsidiary of Comcast which bears interest at a rate of 7.25%, payable quarterly, and is due in 2002.

As of October 31, 1997, certain subsidiaries of the Company had unused lines of credit of $670.0 million. The availability and use of the unused lines of credit are restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration. The Company continually evaluates its debt structure with the intention of reducing its debt service requirements when desirable.

The following table summarizes the terms of the Company's existing interest rate exchange agreements ("Swaps"), interest rate cap agreements ("Caps") and interest rate collar agreements ("Collars") as of September 30, 1997 and December 31, 1996 (dollars in millions):

                                           Notional                             Average         Estimated
                                            Amount          Maturities       Interest Rate     Fair Value
     As of September 30, 1997
     Variable to Fixed Swaps                 $100.0       1998-1999           5.67%             $0.2
     Caps                                     150.0         1998              6.67%
     Collar                                    50.0         1998          7.00% / 4.90%

     As of December 31, 1996
     Variable to Fixed Swaps                 $530.0       1997-1999           6.14%            ($1.2)
     Caps                                     250.0         1997              8.55%
     Collars                                  400.0       1997-1998       7.09% / 5.04%          0.2

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

The notional amounts of interest rate agreements, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps, Caps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the nine and three months ended September 30, 1997 and 1996 was not significant.

As a result of the Scripps Contribution, the Company no longer has a stockholder's deficiency. However, the Company expects to continue to recognize significant losses for the foreseeable future, resulting in decreases in stockholder's equity. The cable communications industry is experiencing increasing competition and rapid technological changes. The Company's future results of operations will be affected by its ability to react to changes in the competitive environment and by its ability to implement new technologies. However, the Company believes that competition, technological changes and its significant losses will not significantly affect its ability to obtain financing.

The Company believes that it will be able to meet its current and long-term liquidity and capital requirements, including fixed charges, through its cash flows from operating activities, existing cash, cash equivalents, short-term investments, cash held by an affiliate and lines of credit and other external financing.

Statement of Cash Flows

Cash and cash equivalents decreased $4.6 million as of September 30, 1997 from December 31, 1996 and increased $16.1 million as of September 30, 1996 from December 31, 1995. Changes in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash provided by operating activities amounted to $417.7 million and $283.8 million for the nine months ended September 30, 1997 and 1996, respectively. The increase of $133.9 million was principally due to the increase in the Company's operating income before depreciation and amortization, including the effects of the Scripps Contribution, and changes in working capital as a result of the timing of receipts and disbursements (see "Results of Operations").

Net cash (used in) provided by financing activities was ($75.4) million and $207.8 million for the nine months ended September 30, 1997 and 1996, respectively. During the nine months ended September 30, 1997, the Company borrowed $1.806 billion, including the issuance of the Old Notes of $1.691 billion and borrowings under existing lines of credit, and repaid $2.393 billion of its long-term debt, including $1.665 billion relating to the Refinancing, $139.3 million relating to the redemption of the 10% Debentures and the $435.0 million optional debt repayment made in July 1997. During the nine months ended September 30, 1997, proceeds from notes payable to affiliates, which were principally used to redeem the 10% Debentures and to make the $435.0 million optional debt repayment, together with accrued interest thereon, were $598.3 million. In addition, during the nine months ended September 30, 1997, the Company repaid notes payable to affiliates of $100.8 million and entered into net transactions with affiliates, which primarily resulted from the timing of disbursements, of $29.7 million. Deferred financing costs incurred during the nine months ended September 30, 1997 were related to the issuance of the Old Notes. During the nine months ended September 30, 1996, the Company borrowed $298.0 million under existing lines of credit and repaid $134.5 million of its long-term debt. In addition, during the nine months ended September 30, 1996, net transactions with affiliates, which primarily resulted from the timing of disbursements, were $43.7 million.

Net cash used in investing activities was $346.9 million and $475.5 million for the nine months ended September 30, 1997 and 1996, respectively. During the nine months ended September 30, 1997, net cash used in investing activities included capital expenditures of $367.1 million, offset by a decrease in cash held by an affiliate of $16.6 million and the proceeds from the sales of short-term investments of $21.4 million, including the sale of the Company's shares of Time Warner Stock of $21.2 million. During the nine months ended September 30, 1996, net cash used in investing activities included capital expenditures of $207.3 million, an increase in notes receivable from affiliate of $220.0 million and an increase in cash held by an affiliate of $39.6 million.

Results of Operations

The effects of the Company's recent acquisitions, as well as increased levels of capital expenditures, were to increase significantly the Company's revenues and expenses, resulting in substantial increases in its operating income before

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

depreciation and amortization, depreciation and amortization expense and interest expense. As a result of the increases in depreciation and amortization expense and interest expense, it is expected that the Company will continue to recognize significant losses for the foreseeable future.

Summarized consolidated financial information for the Company for the nine and three months ended September 30, 1997 and 1996 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                   Nine Months Ended
                                                                     September 30,           Increase / (Decrease)
                                                                   1997         1996           $            %
Service income............................................       $1,537.0     $1,170.9       $366.1        31.3%
Operating, selling, general and administrative expenses...        1,019.3        737.9        281.4        38.1
                                                                 --------     --------
Operating income before depreciation and
   amortization (1).......................................          517.7        433.0         84.7        19.6
Depreciation and amortization.............................          462.7        289.3        173.4        59.9
                                                                 --------     --------
Operating income..........................................           55.0        143.7        (88.7)      (61.7)
                                                                 --------     --------
Interest expense..........................................          174.2        168.1          6.1         3.6
Interest expense on notes payable to affiliates...........           24.8         25.9         (1.1)       (4.2)
Investment income, net....................................           (3.6)        (6.3)        (2.7)      (42.9)
Other.....................................................           (0.1)         0.6         (0.7)        NM
Income tax benefit........................................          (26.6)        (6.4)        20.2         NM
Minority interest.........................................          (15.8)       (16.5)        (0.7)       (4.2)
Extraordinary items.......................................          (17.6)                     17.6         NM
                                                                 --------     --------
Net loss..................................................        ($115.5)      ($21.7)       $93.8         NM
                                                                 ========     ========


                                                                    Three Months Ended
                                                                       September 30,          Increase / (Decrease)
                                                                    1997         1996           $            %

Service income............................................         $515.1       $392.6       $122.5        31.2%
Operating, selling, general and administrative expenses...          335.0        248.1         86.9        35.0
                                                                 --------     --------
Operating income before depreciation and
   amortization (1).......................................          180.1        144.5         35.6        24.6
Depreciation and amortization.............................          155.9         96.7         59.2        61.2
                                                                 --------     --------
Operating income..........................................           24.2         47.8        (23.6)      (49.4)
                                                                 --------     --------
Interest expense..........................................           54.3         57.3         (3.0)       (5.2)
Interest expense on notes payable to affiliates...........           12.4         10.4          2.0        19.2
Investment income, net....................................           (1.6)        (3.5)        (1.9)      (54.3)
Other.....................................................           (0.1)        (0.1)
Income tax benefit........................................           (3.1)        (2.8)         0.3        10.7
Minority interest.........................................           (5.6)        (6.1)        (0.5)       (8.2)
Extraordinary items.......................................           (2.1)                      2.1         NM
                                                                 --------     --------
Net loss..................................................         ($34.2)       ($7.4)       $26.8         NM
                                                                 ========     ========

------------
(1) Operating income before depreciation and amortization is commonly referred to in the cable communications business as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the cable communications business and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the cable communications industry, although the Company's measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

     Company's performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

As a result of the Scripps Contribution, the Company commenced consolidating the financial results of Scripps Cable effective November 1, 1996. The following tables present actual financial information for the nine and three months ended September 30, 1997 and pro forma financial information for the nine and three months ended September 30, 1996 as if the Scripps Contribution occurred on January 1, 1996. Pro forma financial information is presented herein for purposes of analysis and may not reflect what actual operating results would have been had the Company owned Scripps Cable since January 1, 1996 (dollars in millions):

                                                       Nine Months Ended
                                                          September 30,                        Increase
                                                     1997              1996               $                 %
Service income...................................   $1,537.0         $1,398.3           $138.7              9.9%
Operating, selling, general and
     administrative expenses.....................    1,019.3            917.1            102.2             11.1
                                                    --------         --------           ------
Operating income before depreciation
     and amortization (a)........................     $517.7           $481.2            $36.5              7.6%
                                                    ========         ========           ======

                                                       Three Months Ended
                                                          September 30,                        Increase
                                                     1997              1996               $                 %
Service income...................................     $515.1           $469.2            $45.9              9.8%
Operating, selling, general and
     administrative expenses.....................      335.0            307.9             27.1              8.8
                                                    --------         --------           ------
Operating income before depreciation
     and amortization (a)........................     $180.1           $161.3            $18.8             11.7%
                                                    ========         ========           ======

---------------
(a) See footnote (1) on page 16.

Of the respective $138.7 million and $45.9 million pro forma increases in service income for the nine and three month periods from 1996 to 1997, $28.7 million and $9.1 million are attributable to subscriber growth, $94.2 million and $32.9 million relate to changes in rates and $15.8 million and $3.9 million relate to other product offerings.

Of the respective $102.2 million and $27.1 million pro forma increases in operating, selling, general and administrative expenses for the nine and three month periods from 1996 to 1997, $24.4 million and $4.4 million are attributable to increases in the costs of cable programming as a result of subscriber growth, additional channel offerings and changes in rates, $16.1 million and $5.0 million are attributable to increases in costs associated with customer service and $61.7 million and $17.7 million result from increases in the cost of labor, other volume related expenses and costs associated with new product offerings.

Comcast, on behalf of the Company, entered into an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives incentive payments based on the number of subscribers receiving the QVC channel. In addition, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the nine and three months ended September 30, 1997 and 1996, the Company's service income includes $7.2 million, $5.7 million, $3.2 million and $1.9 million, respectively, relating to QVC.

Comcast, through management agreements, manages the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems and arrange for and supervise (but not necessarily perform itself) certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $88.0 million, $66.9 million, $29.0 million and $22.4 million during the nine and three months ended September 30, 1997 and 1996, respectively.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

These management fees are included in selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charges each of the Company's subsidiaries for programming on a basis which generally approximates the amount each such subsidiary would be charged if it purchased directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of the Company's consolidated operations. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are included in operating expenses in the Company's condensed consolidated statement of operations. The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other expenses (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $506.9 million, $367.4 million, $163.6 million and $123.4 million, including $424.0 million, $303.6 million, $137.6 million and $101.6 million of Programming Charges, during the nine and three months ended September 30, 1997 and 1996, respectively. The Programming Charges include $33.6 million, $19.1 million, $13.8 million and $6.2 million during the nine and three months ended September 30, 1997 and 1996, respectively, relating to programming purchased by the Company, through Comcast, from suppliers in which Comcast holds an equity interest. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

The respective $173.4 million and $59.2 million increases in depreciation and amortization expense for the nine and three month periods from 1996 to 1997 are primarily attributable to the effects of the Scripps Contribution and the effects of capital expenditures. Depreciation and amortization expense for the nine months ended September 30, 1997 includes the effects of the final purchase price allocation relating to the Scripps Contribution.

The respective $6.1 million increase and $3.0 million decrease in interest expense for the nine and three month periods from 1996 to 1997 are attributable to fluctuations in the levels of debt and changes in the Company's weighted average interest rate. The Company anticipates that, for the foreseeable future, interest expense will be a significant cost to the Company and will have a significant adverse effect on the Company's ability to realize net earnings. The Company believes it will continue to be able to meet its obligations through its ability both to generate operating income before depreciation and amortization and to obtain external financing.

The $20.2 million increase in income tax benefit for the nine month period from 1996 to 1997 is primarily attributable to the increase in the Company's loss before income tax benefit, minority interest and extraordinary items.

In connection with the Refinancing, the redemption of the 10% Debentures, and the optional repayment of certain indebtedness, the Company expensed unamortized debt acquisition costs and incurred debt extinguishment costs of $27.1 million and $3.2 million, resulting in extraordinary losses, net of tax, of $17.6 million and $2.1 million during the nine and three months ended September 30, 1997, respectively.

For the nine and three months ended September 30, 1997 and 1996, the Company's earnings before extraordinary items, income tax benefit and fixed charges (interest expense and interest expense on notes payable to affiliates) were $74.5 million, $165.9 million, $31.5 million and $57.5 million, respectively. Such earnings were not adequate to cover the Company's fixed charges of $199.0 million, $194.0 million, $66.7 million and $67.7 million for the nine and three months ended September 30, 1997 and 1996, respectively. The Company's fixed charges include non-cash interest expense of $2.5 million, $6.7 million, $0.2 million and $2.5 million for the nine and three months ended September 30, 1997 and 1996, respectively. The inadequacy of these earnings to cover fixed charges is primarily due to the substantial non-cash charges for depreciation and amortization expense.

The Company believes that its losses and inadequacy of earnings to cover fixed charges will not significantly affect the performance of its normal business activities because of its existing cash, cash equivalents, short-term investments and cash held by an affiliate, its ability to generate operating income before depreciation and amortization and its ability to obtain external financing.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

The Company believes that its operations are not materially affected by inflation.

Regulatory Developments

The Company has settled the majority of outstanding proceedings challenging its rates charged for regulated cable services. In December 1995, the Federal Communications Commission ("FCC") adopted an order approving a negotiated settlement of rate complaints pending against the Company for cable programming service tiers ("CPSTs") which provided $6.6 million in refunds, plus interest, given in the form of bill credits during 1996, to 1.3 million of the Company's cable subscribers. As part of the negotiated settlement, the Company agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filings for CPSTs. The FCC recently approved a social contract with the Company in which the Company committed to complete certain system upgrades and improvements by March 1999 in return for which it was authorized to move a limited number of currently regulated programming services in certain cable systems to a single migrated product tier on each system that may become an unregulated new product tier after December 1997. In addition, the Company will also provide free cable service connections, modems and modem service to certain public and private schools and to 250 public libraries in its franchise areas. In October 1997, the State of Connecticut issued draft amended decisions recalculating the maximum permitted basic service rate and installation and equipment charges since 1994 for certain of the Company's cable systems in the State. While the Company cannot predict the outcome of these proceedings, the Company believes that the ultimate resolution of these pending regulatory matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

         27.1     Financial Data Schedule.

     (b) Reports on Form 8-K - none.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     COMCAST CABLE COMMUNICATIONS, INC.
                                     -------------------------------------------






                                     /S/ LAWRENCE S. SMITH
                                     -------------------------------------------
                                     Lawrence S. Smith
                                     Executive Vice President
                                     (Principal Accounting Officer)




Date: November 14, 1997