Form 10-K
period 1997-12-31
COMCAST CABLE COMMUNICATIONS INC
filed 1998-03-25
CIK 1040573

================================================================================
                                    FORM 10-K
                         ------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
         (Mark One)
            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 1997

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM  ___________ TO ____________

                        Commission file number 333-30745

                       COMCAST CABLE COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                       23-2175755
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

      1105 N. Market Street, Wilmington, Delaware                19801
       (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (302) 427-8991
                        --------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE
                          ----------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                          ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
               Yes  X                                   No ____
                           --------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
                                                          [Not applicable]
                           --------------------------

As of January 30, 1998, there were 1,000 shares of Common Stock outstanding.

                           --------------------------

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                           --------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                           --------------------------

================================================================================

                       COMCAST CABLE COMMUNICATIONS, INC.
                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1    Business...........................................................1
Item 2    Properties........................................................11
Item 3    Legal Proceedings.................................................11
Item 4    Submission of Matters to a Vote of Security Holders...............11

                                     PART II

Item 5    Market for the Registrant's Common Equity and
              Related Stockholder Matters...................................12
Item 6    Selected Financial Data...........................................12
Item 7    Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................13
Item 8    Financial Statements and Supplementary Data.......................17
Item 9    Changes in and Disagreements with
              Accountants on Accounting and Financial Disclosure............34

                                    PART III

Item 10   Directors and Executive Officers of the Registrant................34
Item 11   Executive Compensation............................................34
Item 12   Security Ownership of Certain Beneficial
              Owners and Management.........................................34
Item 13   Certain Relationships and Related Transactions....................34

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K...................................................35
SIGNATURES..................................................................37

This Annual Report on Form 10-K for the year ended December 31, 1997, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

This Annual Report on Form 10-K contains forward looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could significantly affect expected results in the future from those expressed in any such forward looking statements made by, or on behalf of the Company. Certain factors that could cause actual results to differ materially include, without limitation, the effects of legislative and regulatory changes; the potential for increased competition; technological changes; the need to generate substantial growth in the subscriber base by successfully launching, marketing and providing services in identified markets; pricing pressures which could affect demand for the Company's services; the Company's ability to expand its distribution; changes in labor, programming, equipment and capital costs; the Company's continued ability to create or acquire programming and products that customers will find attractive; future acquisitions, strategic partnerships and divestitures; general business and economic conditions; and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1 BUSINESS

Comcast Cable Communications, Inc., a wholly owned subsidiary of Comcast Corporation ("Comcast"), and subsidiaries (the "Company") is engaged in the development, management and operation of hybrid fiber-coaxial broadband cable networks. The Company's systems served approximately 4.4 million subscribers and passed more than 7.1 million homes as of December 31, 1997. The Company is a Delaware corporation organized in 1981 and has its principal executive offices at 1105 North Market Street, Wilmington, Delaware, 19801, (302) 427-8991.

                        GENERAL DEVELOPMENTS OF BUSINESS

Senior Notes Offering
In May 1997, the Company sold $1.7 billion principal amount of senior debt with interest rates ranging from 8 1/8% to 8 7/8% and maturity dates from 2004 to 2027. The Company used the net proceeds from the offering to repay existing borrowings by its subsidiaries (see Note 4 to the Company's consolidated financial statements).

                      DESCRIPTION OF THE COMPANY'S BUSINESS

Technology and Capital Improvements
The Company's broadband networks, which receive signals by means of special antennae, microwave relay systems, earth stations and fiber optic cable lines, distribute a variety of video, telecommunications and data services to consumers and businesses.

The Company is continuing to upgrade most of its cable systems, deploying fiber optic cable and upgrading the technical quality of its broadband network. The result is an increase in channel capacity and system reliability, facilitating the delivery of additional video programming and other services such as enhanced video, high-speed Internet access and telephony. The Company's cable communications systems have bandwidth capacities ranging from 300-MHz to 860-MHz, which permits carriage of 37 to 112 analog channels. As of December 31, 1997, approximately 85% of the Company's broadband network had at least a 62-channel capacity. During 1997, the Company began field testing its digital converter cable service in Southern California. Digital compression will enable the Company to increase the channel capacity of its cable communications systems to more than 100 channels, as well as to improve picture quality. The Company has entered into agreements with suppliers of digital converters for delivery commencing in 1998.

In October 1997, the Company entered into a "social contract" with the Federal Communications Commission ("FCC") (see "Legislation and Regulation"). Pursuant to this agreement, the Company has committed that by March 31, 1999, 80% of the Company's cable subscribers will be served by a system with a capacity of at least 550-MHz and at least 60% of the Company's cable subscribers will be served by a system with a capacity of at least 750-MHz. In addition, the Company has agreed to provide free cable service connections, modems and modem service to schools and to 250 public libraries in communities where the Company commercially deploys cable modem service to residential customers.

Franchises
Cable communications systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement or completion of construction; conditions of service, including number of channels, types of programming and provision of free services to schools and other public institutions; and the maintenance of insurance and indemnity bonds. Cable franchises are subject to the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act," and together with the 1984 Cable Act, the "Cable Acts") and the Telecommunications Act of 1996 (the "1996 Telecom Act"), as well as FCC, state and local regulations (see "Legislation and Regulation").

The Company's franchises typically provide for periodic payment of fees to franchising authorities of up to 5% of "revenues" (as defined by each franchise agreement), which fees may generally be passed on to subscribers. Franchises are generally non-transferable without the consent of the governmental authority. Many of the Company's franchises were granted for an initial term of 15 years. Although franchises historically have been renewed and, under the Cable Acts, should continue to be renewed for companies that have provided adequate service and have complied generally withfranchise terms, renewals may include less favorable terms and conditions. Furthermore, the governmental authority may choose to award additional franchises to competing companies at any time. In addition, under the 1996 Telecom

Act, certain providers of programming services may be exempt from local franchising requirements (see "Competition" and "Legislation and Regulation").

Revenue Sources
The Company's cable communications systems offer varying levels of service for a monthly fee. These fees may be for a grouping (i.e. "package") of channels (i.e. "product tier"), equipment rentals, modem services and for other products and services. Packages of channels may consist of television signals of all national television networks; local and distant independent, specialty and educational television stations; satellite-delivered non-broadcast channels; locally originated programs; educational programs; audio programming; electronic retailing and public service announcements. The Company also offers and may receive an additional monthly fee for one or more premium services ("Pay
Cable"),  such  as  Home  Box  Office(R),  Cinemax(R),  Showtime(R),  The  Movie
Channel(TM) and Encore(R), which generally offer, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features. The charge for Pay Cable services varies with the type and level of service selected by the subscriber. Monthly service and equipment rates and related charges vary in accordance with the type of service selected by the subscriber. Subscribers typically pay on a monthly basis and generally may discontinue services at any time (see "Legislation and Regulation").

In addition to recurring monthly subscription fees, the Company also generates revenues from advertising sales, pay-per- view services, installation services, commissions from electronic retailing (see Note 6 to the Company's consolidated financial statements) and other services. The Company derives revenues from the sale of advertising time to local, regional and national advertisers on networks such as ESPN, MTV and USA. Pay-per-view services permit a subscriber to order, for a separate fee, individual feature motion pictures and special event programs.

In December 1996, the Company began marketing At Home Corporation's ("@Home") high-speed cable modem services in areas served by certain of its cable systems. The @Home service allows residential subscribers to connect their personal computers via cable modems to a new high-speed national network developed and managed by @Home. This service enables subscribers to receive access to online information, including the Internet, at faster speeds than that of conventional or Integrated Service Digital Network ("ISDN") modems. For businesses, the Company, through @Home, provides a platform for Internet, intranet and extranet connectivity solutions and networked business applications. @Home and the Company aggregate content, sell advertising to businesses and provide services to @Home subscribers. As of December 31, 1997, the Comcast @Home service was available to be marketed to over 865,000 homes in six markets and had more than 9,700 customers.

The Company's sales efforts are primarily directed toward increasing penetration and incremental revenues in its franchise areas. The Company sells its cable communications services through telemarketing, direct mail advertising, promotional campaigns, door-to-door selling, local media and newspaper advertising.

Programming
The Company generally pays either a monthly fee per subscriber per channel or a percentage of certain revenues for programming purchased from Comcast. Programming costs increase in the ordinary course of the Company's business as a result of increases in the number of subscribers, expansion of the number of channels provided to customers and contractual rate increases from programming suppliers. On behalf of the Company, Comcast seeks and secures long-term programming contracts with suppliers, some of which provide volume discount pricing structures and/or offer marketing support and incentives to the Company. The Company's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. The Company anticipates that future contract renewals will result in programming costs exceeding current levels, particularly for sports programming.

Comcast charges each of the Company's subsidiaries for programming on a basis which generally approximates the amount that each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations.

Management Contracts
Comcast, through management agreements, manages the operations of the Company's subsidiaries. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems (including expansions or rebuilding of the Company's cable systems), and arrange for and supervise (but not necessarily perform itself) certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues.

Customer Service
The Company is currently consolidating the majority of its local customer service call centers into large regional operations, consistent with its focus on clustering operations. These regional call centers have technologically advanced telephone systems that provide the capability for 24-hour per day call answering, telemarketing and other services. These centers will allow the Company to better serve its customer base, as well as to cross-market new products and services to subscribers. As of December 31, 1997, eight of these call centers were in operation, serving approximately 2.1 million subscribers. The Company intends to expand the number of call centers in operation to 10 in 1998, bringing the total number of subscribers served by a call center to approximately 2.6 million by December 31, 1998. Customer service is provided to subscribers in the remaining cable systems primarily through local system-based representatives.

Company's Systems
The table below sets forth a summary of Homes Passed, Cable Subscribers and Cable Penetration information for the Company's cable communications systems as of December 31 (homes and subscribers in thousands):

                                                     1997        1996 (4)       1995       1994 (5)       1993
Homes Passed (1)                                     7,138        6,975        5,570        5,491        4,211
Cable Subscribers (2)                                4,366        4,280        3,407        3,307        2,648
Cable Penetration (3)                                61.2%        61.4%        61.2%        60.2%        62.9%
---------------

(1) A home is deemed "passed" if it can be connected to the distribution system without further extension of the transmission lines.
(2) A dwelling with one or more television sets connected to a system is counted as one Cable Subscriber.
(3)  Cable Subscribers as a percentage of Homes Passed.
(4) In November 1996, the Company acquired the cable television operations of The E.W. Scripps Company.
(5) In December 1994, the Company acquired the US cable television operations of Maclean Hunter Limited.

System Clusters
The Company manages the majority of its systems in geographic clusters to increase operating efficiencies. Clustering permits an increased emphasis upon more uniform, efficient and cost effective delivery of customer service and support. The following table is a summary of Homes Passed, Cable Subscribers and Cable Penetration for the Company's ten largest regional cable television clusters as of December 31, 1997 (homes and subscribers in thousands):

Geographic Cluster          Homes       Cable      Cable
                           Passed   Subscribers  Penetration
New Jersey                  940.0       596.6      63.5%
Florida                     912.9       553.0      60.6%
Michigan                    964.9       492.3      51.0%
Baltimore Area              661.7       453.2      68.5%
Philadelphia Area           499.7       302.9      60.6%
Southern California         508.6       271.9      53.5%
Tennessee                   426.7       262.1      61.4%
Sacramento                  458.2       236.1      51.5%
Indianapolis                365.8       227.7      62.2%
Alabama                     315.8       210.5      66.7%
                          -------     -------
                          6,054.3     3,606.3      59.6%
Other Systems             1,083.8       759.9      70.1%
                          -------     -------

Total                     7,138.1     4,366.2      61.2%
                          =======     =======

Competition
Cable communications systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive online computer services and home video products, including videotape cassette recorders. The extent to which a cable communications system is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to consumers, a greater variety of programming and other communications services than are available off-air or through other alternative delivery sources and upon superior technical performance and customer service.

The 1996 Telecom Act makes it easier for local exchange carriers ("LECs") and others to provide to subscribers a wide variety of video services competitive with services provided by cable systems. Various LECs are currently providing video services within and outside their telephone service areas through a variety of distribution methods, including the deployment of broadband cable networks and the use of wireless transmission facilities. LECs in various states have either announced plans, obtained local franchise authorizations or are currently competing with certain of the Company's cable communications systems. An affiliate of Ameritech Corporation ("Ameritech") has obtained approximately 13 cable franchises in its telephone service areas that are currently served by the Company and competes directly with the Company to provide video and other broadband services to subscribers. LECs and other companies also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. Cable systems could be placed at a competitive disadvantage if the delivery of video and interactive online computer services by LECs becomes widespread since LECs are not required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable systems under such franchises. Issues of cross-subsidization by LECs of video, data and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs which provide such services. The Company cannot predict the likelihood of success of such video or broadband service ventures by LECs or the impact on the Company of such competitive ventures (see "Legislation and Regulation").

Cable communications systems operate pursuant to franchises granted on a non-exclusive basis. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems. Well-financed businesses from outside the cable industry (such as public utilities that own certain of the poles to which cable is attached) may become competitors for franchises or providers of competing services (see "Legislation and Regulation").

Congress has enacted legislation and the FCC has adopted regulatory policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include, among others, Direct Broadcast Satellite ("DBS") service whereby signals are transmitted by satellite to receiving facilities located on customer premises. Programming is currently available to individual households, condominiums, apartment and office complexes through conventional, medium and high-power satellites. DBS providers can offer more than 100 channels to their subscribers. Several major companies are offering or are currently developing nationwide high-power DBS services, including DirecTV, EchoStar Communications Corporation and American Sky Broadcasting LLC ("ASkyB"). Additionally, Primestar Partners, L.P. ("Primestar"), a DBS provider in which Comcast holds a 10.4% general and limited partnership interest, offers video programming from a medium-power DBS satellite system. DBS systems use video compression technology to increase the channel capacity of their systems to provide movies, broadcast stations and other program services comparable to those of cable systems. Digital satellite service ("DSS") offered by DBS systems currently has certain advantages over cable systems with respect to programming capacity and digital quality, as well as certain current disadvantages that include high up-front customer equipment and installation costs and a lack of local programming and service. The FCC and Congress are presently considering proposals to enhance the ability of DBS providers to gain access to additional programming and to authorize DBS carriers to transmit local signals to local markets.

The availability of reasonably-priced home satellite dish earth stations ("HSDs") also enables individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. Furthermore, the 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSD owners certain satellite-delivered cable programming at competitive costs. The 1996 Telecom Act and FCC regulations implementing that law preempt certain local restrictions on the use of HSDs and roof-top antennae to receive satellite programming and over-the-air broadcasting services (see "Legislation and Regulation").

Cable operators face additional competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment and office complexes and private residential developments. The 1996 Telecom Act broadens the definition of SMATV systems not subject to regulation as a franchised cable communications service. SMATV systems offer both improved reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable communications systems. SMATV operators often enter into exclusive agreements with building owners or homeowners' associations, although some states have enacted laws to provide franchised cable systems access to such private complexes. The 1984 Cable Act also gives a franchised cable operator the right to use existing compatible easements within its franchise area under certain circumstances. These laws have been challenged in the courts with varying results. In addition, some companies are developing and/or offering packages of telephony, data and video services to private residential and commercial developments. The ability of the Company to compete for subscribers in residential and commercial developments served by SMATV operators is uncertain. The Company is developing competitive packages of services (video, data and telephony) to offer to such developments.

Cable communications systems also compete with wireless program distribution services such as multichannel, multipoint distribution services ("MMDS") which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators which are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's cable systems. Additionally, the FCC adopted regulations allocating frequencies in the 28-GHz band for a new multichannel wireless video service called Local Multipoint Distribution Service ("LMDS") that is similar to MMDS. The FCC initiated spectrum auctions for LMDS licenses in February 1998. The Company is unable to predict whether wireless video services will have a material impact on its operations.

Competition in the online services area is significant. Recently, a number of large corporations in the telecommunications and technology industries, including the Regional Bell Operating Companies ("RBOCs"), GTE Corporation, Microsoft Corporation, Compaq Computer Corporation and Intel Corporation, announced the formation of a working group to accelerate the deployment of Asymmetric Digital Subscriber Line ("ADSL") technology. It is anticipated that ADSL technology will allow Internet access at peak data transmission speeds equal to or greater than that of modems over conventional telephone lines. Several RBOCs have recently requested the FCC to fully deregulate packet-switched networks to allow it to provide high-speed broadband services, including online services, without regard to present Local Access Transport Area ("LATA") boundaries and other regulatory restrictions. Competitors in the online services area include existing Internet service providers, LECs, long distance carriers and others, many of whom have more substantial resources than the Company. The Company cannot predict the likelihood of success of the online services offered by the Company's competitors or the impact on the Company of such competitive ventures.

Other new technologies may become competitive with services that cable communications systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air Interactive Video and
Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. Personal communications services ("PCS") license holders, including cable operators, are able to provide competitive voice and data services.

Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable communications industry or on the operations of the Company.

                           LEGISLATION AND REGULATION

The Cable Acts and the 1996 Telecom Act amended the Communications Act of 1934 (as amended, the "Communications Act") and established a national policy to guide the development and regulation of cable systems. The 1996 Telecom Act is the most comprehensive reform of the nation's telecommunications laws since the Communications Act. Although the long-term goal of the 1996 Telecom Act is to promote competition and decrease regulation of various communications industries, in the short-term the law delegates to the FCC (and in some cases to the states) broad new rulemaking authority. Principal responsibility for implementing the policies of the Cable Acts and the 1996 Telecom Act is allocated between the FCC and state or local franchising authorities. The FCC and state regulatory agencies are required to conduct numerous rulemaking and regulatory proceedings to implement the 1996 Telecom Act, and such proceedings may materially affect the cable communications industry. The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable communications industry and a description of certain state and local laws.

Rate Regulation
The 1992 Cable Act authorized rate regulation for cable communications services and equipment in communities that are not subject to "effective competition," as defined by federal law. Most cable communications systems are now subject to rate regulation for basic cable service and equipment by local officials under the oversight of the FCC, which has prescribed detailed criteria for such rate regulation. The 1992 Cable Act also requires the FCC to resolve complaints about rates for cable programming service tiers ("CPSTs") (other than programming offered on a per channel or per program basis, which programming is not subject to rate regulation) and to reduce any such rates found to be unreasonable. The 1996 Telecom Act eliminates the right of individuals to file CPST rate complaints with the FCC and requires the FCC to issue a final order within 90 days after receipt of CPST rate complaints filed by any franchising authority. The 1992 Cable Act limits the ability of cable television systems to raise rates for basic and certain cable programming services (collectively, the "Regulated Services").

FCC regulations govern rates that may be charged to subscribers for Regulated Services. The FCC uses a benchmark methodology as the principal method of regulating rates for Regulated Services. Cable operators are also permitted to justify rates using a cost-of-service methodology, which contains a rebuttable presumption of an industry-wide 11.25% after tax rate of return on an operator's allowable rate base. Franchising authorities are empowered to regulate the rates charged for monthly basic service, for additional outlets and for the installation, lease and sale of equipment used by subscribers to receive the basic cable service tier, such as converter boxes and remote control units. The FCC's rules require franchising authorities to regulate these rates on the basis of actual cost plus a reasonable profit, as defined by the FCC. Cable operators required to reduce rates may also be required to refund overcharges with interest. In July 1994, the Company reduced rates for Regulated Services in the majority of its cable systems to comply with the FCC's regulations. The FCC has also adopted comprehensive and restrictive regulations allowing operators to modify their regulated rates on a quarterly or annual basis using various methodologies that account for changes in the number of regulated channels, inflation and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations. The Company cannot predict whether the FCC will modify these "going forward" regulations in the future.

The 1996 Telecom Act provides for rate deregulation of CPSTs by March 1999, although legislation has been proposed to extend the regulatory period. Deregulation will occur sooner for systems in markets where comparable video programming services, other than DBS, are offered by local telephone companies, or their affiliates, or by third parties using the local telephone company's facilities, or where "effective competition" is established under the 1992 Cable Act. The 1996 Telecom Act also modifies the uniform rate provision of the 1992 Cable Act by prohibiting regulation of nonpredatory bulk discount rates offered to subscribers in commercial and residential developments and permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

In December 1995, the FCC adopted an order approving a negotiated settlement of CPST rate complaints pending against the Company which provided $6.6 million in refunds, plus interest, given in the form of bill credits during 1996, to 1.3 million of the Company's cable subscribers. The FCC and the Company recently negotiated a "social contract" in which the Company committed to complete certain system upgrades and improvements by March 1999 in return for which it may move a limited number of currently regulated programming services in certain cable systems to a single migrated product tier on each system that may become an unregulated new product tier after December 1997 (see "Description of the Company's Businesses - Technology and Capital Improvements"). The Company is also currently in negotiations to settle pending proceedings involving the Company's basic service rates in certain of its systems. While the Company cannot predict the outcome of this action, the Company believes that the ultimate resolution of this proceeding will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

"Anti-Buy Through" Provisions
The 1992 Cable Act requires cable systems to permit subscribers to purchase video programming offered by the operator on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier, unless the system's lack of addressable converter boxes or other technological limitations do not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to offer programming in the manner required by the statute is available until a system obtains such capability, but not later than December

2002. The FCC may waive such time periods, if deemed necessary. Many of the Company's systems do not have the technological capability to offer programming in the manner required by the statute and thus are currently exempt from complying with the requirement.

Must Carry/Retransmission Consent
The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or to negotiate for "retransmission consent" to carry the station. A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations pursuant to the requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WGN), commercial radio stations and certain low-power television stations carried by such systems. In March 1997, the United States ("US") Supreme Court upheld the constitutional validity of the 1992 Cable Act's mandatory signal carriage requirements. The FCC will conduct a rulemaking in the future to consider the requirements, if any, for mandatory carriage of digital television signals. The Company cannot predict the ultimate outcome of such a rulemaking or the impact of new carriage requirements on the Company or its business.

Designated Channels
The Communications Act permits franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act also requires a cable system with 36 or more channels to designate a portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. The FCC has adopted rules regulating:
(i) the maximum reasonable rate a cable operator may charge for commercial use of the designated channel capacity; (ii) the terms and conditions for commercial use of such channels; and (iii) the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity.

Franchise Procedures
The 1984 Cable Act affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions and prohibits non-grandfathered cable systems from operating without a franchise in such jurisdictions. The 1992 Cable Act encourages competition with existing cable systems by (i) allowing municipalities to operate their own cable systems without franchises; (ii) preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and (iii) prohibiting (with limited exceptions) the common ownership of cable systems and co-located MMDS or SMATV systems. The FCC has relaxed its restrictions on ownership of SMATV systems to permit a cable operator to acquire SMATV systems in the operator's existing franchise area so long as the programming services provided through the SMATV system are offered according to the terms and conditions of the cable operator's local franchise agreement. The 1996 Telecom Act provides that the cable/SMATV and cable/MMDS cross-ownership rules do not apply in any franchise area where the operator faces "effective competition" as defined by federal law.

The Cable Acts also provide that in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. The Cable Acts limit the payment of franchise fees to 5% of revenues derived from cable operations and permit the cable operator to obtain modification of franchise requirements by the franchise authority or judicial action if warranted by changed circumstances. The Company's franchises typically provide for periodic payment of fees to franchising authorities of up to 5% of "revenues" (as defined by each franchise agreement), which fees may be passed on to subscribers. Recently, a federal appellate court held that a cable operator's gross revenue includes all revenue received from subscribers, without deduction, and overturned an FCC order which had held that a cable operator's gross revenue does not include money collected from subscribers that is allocated to pay local franchise fees. The Company cannot predict the ultimate resolution of these matters. The 1996 Telecom Act generally prohibits franchising authorities from
(i)  imposing  requirements  in the  cable  franchising  process  that  require, prohibit or restrict the provision of telecommunications services by an operator, (ii) imposing franchise fees on revenues derived by the operator from providing telecommunications services over its cable system, or (iii) restricting an operator's use of any type of subscriber equipment or transmission technology.

The 1984 Cable Act contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. The 1992 Cable Act made several changes to the renewal process which could make it easier for a franchising authority to deny renewal. Moreover, even if the franchise is renewed, the franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. The Company believes that it has generally met the terms of its franchises and has provided quality levels of service. The Company anticipates that its future franchise renewal prospects generally will be favorable.

Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose certain substantive franchise requirements (e.g. access channels, universal service and other technical requirements). These decisions have been inconsistent and, until the US Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

Ownership Limitations
Pursuant to the 1992 Cable Act, the FCC adopted rules prescribing national subscriber limits and limits on the number of channels that can be occupied on a cable system by a video programmer in which the operator has an attributable interest. The effectiveness of these FCC horizontal ownership limits has been stayed because a federal district court found the statutory limitation to be unconstitutional. An appeal of that decision has been consolidated with appeals challenging the FCC's regulatory ownership restrictions and is pending. The 1996 Telecom Act eliminates the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area and directs the FCC to review its broadcast-cable ownership restrictions. Pursuant to the mandate of the 1996 Telecom Act, the FCC eliminated its regulatory restriction on cross-ownership of cable systems and national broadcasting networks and has initiated a formal inquiry to review its broadcast-cable cross-ownership restriction.

LEC Ownership of Cable Systems
The 1996 Telecom Act made far-reaching changes in the regulation of LECs that provide cable services. The 1996 Telecom Act eliminated federal legal barriers to competition in the local telephone and cable communications businesses, preempted legal barriers to competition that previously existed in state and local laws and regulations, and set basic standards for relationships between telecommunications providers. The 1996 Telecom Act eliminated the statutory telephone company/cable television cross-ownership prohibition, thereby allowing LECs to offer video services in their telephone service areas. LECs may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised "open video systems," subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. The 1996 Telecom Act generally limits acquisitions and prohibits certain joint ventures between LECs and cable operators in the same market. The FCC adopted regulations implementing the 1996 Telecom Act requirement that LECs open their telephone networks to competition by providing competitors interconnection, access to unbundled network elements and retail services at wholesale rates. Numerous parties appealed these regulations. The U.S. Court of Appeals for the Eighth Circuit, where the appeals were consolidated, recently vacated key portions of the FCC's regulations, including the FCC's pricing and nondiscrimination rules. In January 1998, the U.S. Supreme Court agreed to review the Eighth Circuit's decision. The Company cannot predict the outcome of this litigation or the FCC rulemakings, and the ultimate impact of any final FCC regulations on the Company or its businesses cannot be determined at this time.

Pole Attachment
The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates, as is the case in certain states in which the Company operates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber optic cables and that are using such cables for the distribution of non-video services. The FCC has concluded that, in the absence of state regulation, it has jurisdiction to determine whether utility companies have justified their demand for additional rental fees and that the Communications Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility's pole. The

FCC's existing pole attachment rate formula, which may be modified by a pending rulemaking, governs charges for utilities for attachments by cable operators providing only cable services. The 1996 Telecom Act and the FCC's implementing regulations modify the current pole attachment provisions of the Communications Act by immediately permitting certain providers of telecommunications services to rely upon the protections of the current law and by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The FCC recently adopted new regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These new pole attachment rate regulations will become effective in February 2001. Any resulting increase in attachment rates will be phased in equal annual increments over a period of five years beginning in February 2001. The ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on the Company or its businesses cannot be determined at this time.

Other Statutory Provisions
The 1992 Cable Act, the 1996 Telecom Act and FCC regulations preclude any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors and requires such programmers to sell their programming to other multichannel video distributors. These provisions limit the ability of program suppliers affiliated with cable companies or with common carriers providing satellite-delivered video programming directly to their subscribers to offer exclusive programming arrangements to their affiliates. In December 1997, the FCC initiated a rulemaking to address a number of possible changes to its program access rules. Among the issues on which the FCC has sought comment is whether the FCC has jurisdiction to extend its program access rules to terrestrially-delivered programming, such as Comcast SportsNet (a 24-hour regional sports programming network in which Comcast holds a 46.4% equity interest), and if it does have such jurisdiction, whether it should expand the rules in this fashion. This rulemaking is pending at the FCC and the Company cannot predict the ultimate outcome of this proceeding.

The 1992 Cable Act requires cable operators to block fully both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming or alternatively to carry such programming only at "safe harbor" time periods currently defined by the FCC as the hours between 10 p.m. to 6 a.m. The Communications Act also includes provisions, among others, concerning horizontal and vertical ownership of cable systems, customer service, subscriber privacy, marketing practices, equal employment opportunity, obscene or indecent programming, regulation of technical standards and equipment compatibility.

Other FCC Regulations
The FCC recently revised its cable inside wiring rules to provide a more specific procedure for the disposition of internal cable wiring that belongs to an incumbent cable operator that is forced to terminate its cable services in a multiple dwelling unit ("MDU") building by the building owner. The FCC is also considering additional rules relating to MDU inside wiring that, if adopted, may disadvantage incumbent cable operators. The FCC has various rulemaking proceedings pending that will implement the 1996 Telecom Act; it also has adopted regulations implementing various provisions of the 1992 Cable Act and the 1996 Telecom Act that are the subject of petitions requesting reconsideration of various aspects of its rulemaking proceedings. There are other FCC regulations covering such areas as equal employment opportunity, syndicated program exclusivity, network program non-duplication, closed captioning of video programming, registration of cable systems, maintenance of various records and public inspection files, microwave frequency usage, origination cablecasting and sponsorship identification, antenna structure notification, marking and lighting, carriage of local sports broadcast programming, application of rules governing political broadcasts, limitations on advertising contained in non-broadcast children's programming, consumer protection and customer service, indecent programming, programmer access to cable systems, programming agreements, technical standards, consumer electronics equipment compatibility and DBS implementation. The FCC has the authority to enforce its  regulations  through  the  imposition  of  substantial  fines,  the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

Other bills and administrative proposals pertaining to cable communications have previously been introduced in Congress or considered by other governmental bodies over the past several years. It is probable that further attempts will be made by Congress and other governmental bodies relating to the regulation of communications services.

Copyright
Cable communications systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The nature and amount of future payments for broadcast signal carriage cannot be predicted at this time. In a report to Congress, the Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses to make them as simple as possible to administer, to provide copyright owners with full compensation for the use of their works, and to treat every multichannel video delivery system the same, except to the extent that technological differences or differences in the regulatory burdens placed upon the delivery system justify different copyright treatment. The possible simplification, modification or elimination of the compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect the Company's ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to the Company's subscribers. The Company cannot predict the outcome of this legislative activity.

Cable operators distribute programming and advertising that use music controlled by the two principal major music performing rights organizations, the Association of Songwriters, Composers, Artists and Producers ("ASCAP") and Broadcast Music, Inc. ("BMI"). In October 1989, the special rate court of the US District Court for the Southern District of New York imposed interim rates on the cable industry's use of ASCAP-controlled music. The same federal district court established a special rate court for BMI. BMI and cable industry representatives concluded negotiations for a standard licensing agreement covering the performance of BMI music contained in advertising and other information inserted by operators into cable programming and on certain local access and origination channels carried on cable systems. The Company's settlement with BMI did not have a significant impact on the Company's financial position, results of operations or liquidity. ASCAP and cable industry representatives have met to discuss the development of a standard licensing agreement covering ASCAP-controlled music in local origination and access channels and pay-per- view programming. Although the Company cannot predict the ultimate outcome of these industry negotiations or the amount of any license fees it may be required to pay for past and future use of ASCAP-controlled music, it does not believe such license fees will be significant to the Company's financial position, results of operations or liquidity.

State and Local Regulation
Because a cable communications system uses local streets and rights-of-way, cable systems are subject to state and local regulation, typically imposed through the franchising process. Cable communications systems generally are operated pursuant to non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable service rates, franchise fees, franchise term, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee, indemnification of the franchising authority, use and occupancy of public streets and types of cable services provided. A number of states subject cable communications systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable communications systems are continuing and can be expected to increase. To date, those states in which the Company operates that have enacted such state level regulation are Connecticut, New Jersey and Delaware. State and local franchising jurisdiction is not unlimited, however, and must be exercised consistently with federal law. The 1992 Cable Act immunizes franchising authorities from monetary damage awards arising from regulation of cable communications systems or decisions made on franchise grants, renewals, transfers and amendments.

The foregoing does not purport to describe all present and proposed federal, state, and local regulations and legislation affecting the cable industry. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which cable communications systems operate. Neither the outcome of these proceedings nor their impact upon the cable communications industry or the Company can be predicted at this time.

                                    EMPLOYEES

As of December 31, 1997, the Company had approximately 8,200 employees. The Company believes that its relationships with its employees are good.

ITEM 2 PROPERTIES

The principal physical assets of a cable communications system consist of a central receiving apparatus, distribution cables, converters, regional customer service call centers and local business offices. The Company owns or leases the receiving and distribution equipment for each system and owns or leases parcels of real property for the receiving sites, regional customer service call centers and local business offices. The physical components of cable communications systems require maintenance and periodic upgrading and rebuilding to keep pace with technological advances.

The Company's management believes that substantially all of its physical assets are in good operating condition.

ITEM 3 LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information for this Item is omitted pursuant to Securities and Exchange Commission ("SEC") General Instruction I to Form 10-K.

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

Common Stock

Absence of Trading Market
The common stock of the Company is not publicly traded. Therefore, there is no established public trading market for the common stock, and none is expected to develop in the foreseeable future.

Holder
All of the shares of common stock of the Company, $1.00 par value, are owned by Comcast.

Dividends
None.

ITEM 6 SELECTED FINANCIAL DATA

Information for this item is omitted pursuant to SEC General Instruction I to Form 10-K.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information for this item is omitted pursuant to Securities and Exchange Commission ("SEC") General Instruction I to Form 10-K, except as noted below.

Results of Operations

Comcast Cable Communications, Inc. (the "Company"), a wholly owned subsidiary of Comcast Corporation ("Comcast"), is a holding company that conducts all of its operations through its subsidiaries. The Company has experienced significant growth in recent years through both strategic acquisitions and growth in its existing business. The effects of the Company's recent acquisitions, as well as increased levels of capital expenditures, were to increase significantly the Company's revenues and expenses, resulting in substantial increases in its operating income before depreciation and amortization. As a result of the increases in depreciation and amortization expense and interest expense, it is expected that the Company will continue to recognize significant losses for the foreseeable future.

Summarized consolidated financial information for the Company for the years ended December 31, 1997 and 1996 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                    Year Ended
                                                                    December 31,         Increase / (Decrease)
                                                                1997          1996           $          %
Service income ........................................       $2,073.0      $1,641.0      $432.0      26.3%
Operating, selling, general and administrative expenses        1,363.6       1,034.4       329.2      31.8
                                                              --------      --------      ------

Operating income before depreciation and
   amortization (1) ...................................          709.4         606.6       102.8      16.9
Depreciation and amortization .........................          626.1         420.3       205.8      49.0
                                                              --------      --------      ------
Operating income ......................................           83.3         186.3      (103.0)    (55.3)
                                                              --------      --------      ------
Interest expense ......................................          227.9         228.4        (0.5)     (0.2)
Interest expense on notes payable to affiliates .......           37.3          32.1         5.2      16.2
Investment income .....................................           (5.1)        (25.9)      (20.8)    (80.3)
Other .................................................           (0.1)          0.5        (0.6)       NM
Income tax benefit ....................................          (43.6)         (4.5)       39.1        NM
Minority interest .....................................          (21.0)        (21.7)       (0.7)     (3.2)
Extraordinary items ...................................          (16.7)                     16.7        NM
                                                              --------      --------      ------
Net loss ..............................................        ($128.8)       ($22.6)     $106.2        NM
                                                              ========      ========      ======
---------------

(1) Operating income before depreciation and amortization is commonly referred to in the cable communications business as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the cable communications business and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the cable communications industry, although the Company's measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

In November 1996, Comcast acquired the cable television operations ("Scripps Cable") of the E.W. Scripps Company and contributed Scripps Cable to the Company (the "Scripps Contribution") at Comcast's historical cost. As a result of the Scripps Contribution, the Company commenced consolidating the financial results of Scripps Cable effective November 1, 1996. The increases in service income and operating, selling, general and administrative expenses from 1996 to 1997 are primarily attributable to the Scripps Contribution. The following table presents actual financial information for the year ended December 31, 1997 and pro forma financial information for the year ended December 31, 1996 as if the Scripps Contribution occurred on January 1, 1996. Pro forma financial information is presented herein for purposes of analysis and may not reflect what actual operating results would have been had the Company owned Scripps Cable since January 1, 1996 (dollars in millions):

                                                       Year Ended
                                                       December 31,              Increase
                                                               Pro Forma
                                                     1997         1996          $         %
Service income ............................        $2,073.0     $1,893.8     $179.2      9.5%
Operating, selling, general and
     administrative expenses ..............         1,363.6      1,237.0      126.6     10.2
                                                   --------     --------     ------
Operating income before depreciation
     and amortization (a) .................          $709.4       $656.8      $52.6      8.0%
                                                   ========     ========     ======

(a) See footnote (1) on page 13.

Of the $179.2 million increase in service income from 1996 to 1997 on a pro forma basis as if the Scripps Contribution occurred on January 1, 1996, $38.1 million is attributable to subscriber growth, $122.8 million relates to changes in rates, $11.0 million is attributable to growth in cable advertising sales and $7.3 million relates to other product offerings.

Of the $126.6 million increase in operating, selling, general and administrative expenses from 1996 to 1997 on a pro forma basis as if the Scripps Contribution occurred on January 1, 1996, $34.7 million is attributable to an increase in the costs of cable programming as a result of subscriber growth, additional channel offerings and changes in rates, $19.2 million is attributable to an increase in costs associated with customer service, $7.7 million is attributable to growth in cable advertising sales and $65.0 million results from an increase in the costs of labor, other volume related expenses and costs associated with new product offerings. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives incentive payments based on the number of subscribers receiving the QVC channel. In addition, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the years ended December 31, 1997 and 1996, the Company's service income includes $10.2 million and $8.3 million, respectively, relating to QVC.

Comcast, through management agreements, manages the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems and arrange for and supervise (but not necessarily perform itself) certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $119.3 million and $93.2 million during the years ended December 31, 1997 and 1996, respectively. These management fees are included in selling, general and administrative expenses in the Company's consolidated statement of operations.

On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charges each of the Company's subsidiaries for programming on a basis which generally approximates the amount that each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are included in operating expenses in the Company's consolidated statement of operations. The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other expenses (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $673.3 million and $505.0 million, including $560.3 million and $417.0 million of Programming Charges, during the years ended December 31, 1997 and 1996, respectively. The Programming Charges include $46.7 million and $26.2 million during the years ended December 31, 1997 and 1996, respectively, relating to programming purchased by the Company, through Comcast, from suppliers in which Comcast holds an equity interest.

The $205.8 million increase in depreciation and amortization expense from 1996 to 1997 is primarily attributable to the effects of the Scripps Contribution and the effects of capital expenditures. Depreciation and amortization expense for the year ended December 31, 1997 includes the effects of the final purchase price allocation relating to the Scripps Contribution.

Interest expense did not change significantly from 1996 to 1997. The Company anticipates that, for the foreseeable future, interest expense will be a significant cost to the Company and will have a significant adverse effect on the Company's ability to realize net earnings. The Company believes it will continue to be able to meet its obligations through its ability both to generate operating income before depreciation and amortization and to obtain external financing.

The $20.8 million decrease in investment income from 1996 to 1997 is principally due to the gain recognized upon the exchange of the shares of Turner
Broadcasting System, Inc. ("TBS") held by the Company for Time Warner, Inc ("Time Warner") common stock in 1996 as a result of the merger of Time Warner and TBS in October 1996.

The $39.1 million increase in income tax benefit for the period from 1996 to 1997 is primarily attributable to the increase in the Company's loss before income tax benefit, minority interest and extraordinary items.

Extraordinary items for the year ended December 31, 1997 of $16.7 million consist of unamortized debt acquisition costs and debt extinguishment costs of $27.1 million, net of the related tax benefit of $10.4 million, expensed in connection with the refinancing, redemption and optional repayment of certain subsidiary indebtedness principally with the proceeds from the offering of the Company's $1.7 billion aggregate principal amount senior notes.

For the years ended December 31, 1997 and 1996, the Company's earnings before extraordinary items, income tax benefit and fixed charges (interest expense and interest expense on notes payable to affiliates) were $109.5 million and $233.4 million, respectively. Such earnings were not adequate to cover the Company's fixed charges of $265.2 million and $260.5 million for the years ended December 31, 1997 and 1996, respectively. The Company's fixed charges include non-cash interest expense of $2.6 million and $8.2 million for the years ended December 31, 1997 and 1996, respectively. The inadequacy of these earnings to cover fixed charges is primarily due to the substantial non-cash charges for depreciation and amortization expense.

The Company believes that its losses and inadequacy of earnings to cover fixed charges will not significantly affect the performance of its normal business activities because of its existing cash, cash equivalents, short-term investments and cash held by an affiliate, its ability to generate operating income before depreciation and amortization and its ability to obtain external financing.

The Company believes that its operations are not materially affected by inflation.

                           --------------------------

Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). If this situation occurs, the potential exists for computer system failure or
miscalculations   by  computer   programs,   which  could  cause  disruption  of
operations.

Based on an inventory conducted in 1997, the Company has identified computer systems that will require modification or replacement so that they will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed within an adequate time frame, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has initiated communications with all of its significant software suppliers and service bureaus to determine their plans for remediating the Year 2000 Issue in their software which the Company uses or relies upon. The Company's estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted on a timely basis, or that a failure to convert by another company would not have material adverse effect on the Company.

The Company continues to use both internal and external resources to reprogram or replace software for Year 2000 modifications. Management of the Company will also continue to periodically report the progress of its Year 2000 remediation plan to the Audit Committee of Comcast's Board of Directors. The Company plans to complete the Year 2000 mitigation in 1999. The costs directly attributable to the Year 2000 Issue are not expected to have a material effect on the Company's results of operations.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications and replacements are based on management's best estimates, which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel with appropriate necessary skills, the ability to locate and correct all relevant computer code and similar uncertainties.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Comcast Cable Communications, Inc.
Wilmington, Delaware

We have audited the accompanying consolidated balance sheet of Comcast Cable Communications, Inc. (a wholly owned subsidiary of Comcast Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity (deficiency) and of cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast Cable Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on April 24, 1997, Comcast Corporation completed a restructuring of the legal organization of certain of its subsidiaries. The Company's consolidated financial statements have been presented giving effect to the reorganization for all periods presented in a manner similar to a pooling of interests.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 27, 1998

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in millions, except share data)

                                                                                               December 31,
                                                                                            1997            1996
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................            $40.7             $38.4
   Short-term investments.......................................................              0.4              21.5
   Cash held by an affiliate....................................................             56.6              53.5
   Accounts receivable, less allowance for doubtful
     accounts of $16.7 and $12.0................................................             72.8              70.4
   Inventories..................................................................             31.3              28.1
   Other current assets.........................................................             18.0              19.8
                                                                                         --------          --------
       Total current assets.....................................................            219.8             231.7
                                                                                         --------          --------
PROPERTY AND EQUIPMENT..........................................................          2,667.3           2,401.6
   Accumulated depreciation.....................................................         (1,021.2)           (856.1)
                                                                                         --------          --------
   Property and equipment, net..................................................          1,646.1           1,545.5
                                                                                         --------          --------
DEFERRED CHARGES
   Franchise acquisition costs..................................................          3,818.0           3,812.9
   Excess of cost over net assets acquired and other............................          1,914.3           1,775.0
                                                                                         --------          --------
                                                                                          5,732.3           5,587.9
   Accumulated amortization.....................................................         (1,540.4)         (1,151.8)
                                                                                         --------          --------
   Deferred charges, net........................................................          4,191.9           4,436.1
                                                                                         --------          --------
                                                                                         $6,057.8          $6,213.3
                                                                                         ========          ========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................           $239.9            $230.7
   Accrued interest.............................................................             26.6              25.5
   Current portion of long-term debt............................................             52.8             115.7
   Current portion of notes payable to affiliates...............................                                2.6
   Due to affiliates............................................................            170.2             152.3
                                                                                         --------          --------
       Total current liabilities................................................            489.5             526.8
                                                                                         --------          --------
LONG-TERM DEBT, less current portion............................................          2,554.9           3,068.3
                                                                                         --------          --------
MINORITY INTEREST AND OTHER.....................................................            208.5             246.3
                                                                                         --------          --------
NOTES PAYABLE TO AFFILIATES, less current portion...............................            650.6             404.5
                                                                                         --------          --------
DUE TO AFFILIATE................................................................            398.8             291.8
                                                                                         --------          --------
DEFERRED INCOME TAXES, due to affiliate.........................................          1,488.4           1,580.3
                                                                                         --------          --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, $1 par value - authorized and issued, 1,000 shares.............
   Additional capital...........................................................          3,066.2           3,050.6
   Accumulated deficit..........................................................         (2,799.1)         (2,124.0)
   Unrealized loss on marketable securities.....................................                               (1.4)
   Notes receivable from affiliate..............................................                             (829.9)
                                                                                         --------          --------
       Total stockholder's equity...............................................            267.1              95.3
                                                                                         --------          --------
                                                                                         $6,057.8          $6,213.3
                                                                                         ========          ========

See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions)

                                                                                   Year Ended December 31,
                                                                          1997              1996             1995
SERVICE INCOME................................................          $2,073.0         $1,641.0          $1,454.9
                                                                        --------         --------          --------

COSTS AND EXPENSES
   Operating..................................................             884.1            667.8             598.8
   Selling, general and administrative........................             479.5            366.6             313.7
   Depreciation and amortization..............................             626.1            420.3             376.2
                                                                        --------         --------          --------
                                                                         1,989.7          1,454.7           1,288.7
                                                                        --------         --------          --------

OPERATING INCOME..............................................              83.3            186.3             166.2

OTHER (INCOME) EXPENSE
   Interest expense...........................................             227.9            228.4             245.6
   Interest expense on notes payable to affiliates............              37.3             32.1              28.2
   Investment income..........................................              (5.1)           (25.9)             (9.2)
   Other......................................................              (0.1)             0.5               0.2
                                                                        --------         --------          --------
                                                                           260.0            235.1             264.8
                                                                        --------         --------          --------

LOSS BEFORE INCOME TAX BENEFIT, MINORITY
   INTEREST AND EXTRAORDINARY ITEMS...........................            (176.7)           (48.8)            (98.6)

INCOME TAX BENEFIT............................................             (43.6)            (4.5)            (24.9)
                                                                        --------         --------          --------

LOSS BEFORE MINORITY INTEREST AND
   EXTRAORDINARY ITEMS........................................            (133.1)           (44.3)            (73.7)

MINORITY INTEREST.............................................             (21.0)           (21.7)            (24.8)
                                                                        --------         --------          --------

LOSS BEFORE EXTRAORDINARY ITEMS...............................            (112.1)           (22.6)            (48.9)

EXTRAORDINARY ITEMS...........................................             (16.7)                              (2.4)
                                                                        --------         --------          --------

NET LOSS......................................................           ($128.8)          ($22.6)           ($51.3)
                                                                        ========         ========          ========

See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

                                                                                  Year Ended December 31,
                                                                         1997              1996             1995
OPERATING ACTIVITIES
   Net loss.........................................................     ($128.8)          ($22.6)           ($51.3)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization..................................       626.1            420.3             376.2
     Non-cash interest expense......................................         1.4              2.0               1.9
     Non-cash interest expense on notes payable to affiliates.......         1.2              6.2               5.9
     Deferred expenses charged by an affiliate......................       107.0             66.6             103.3
     Payment of deferred expenses charged by an affiliate...........                                         (115.8)
     Loss (gain) on sale of investments.............................         1.6            (19.8)
     Minority interest..............................................       (21.0)           (21.7)            (24.8)
     Extraordinary items............................................        16.7                                2.4
     Deferred income tax benefit, due to affiliate..................       (49.7)           (44.6)            (49.4)
                                                                        --------           ------            ------
                                                                           554.5            386.4             248.4

     Increase in accounts receivable, net...........................        (2.4)            (5.8)            (12.0)
     Increase in inventories........................................        (3.2)            (2.6)             (5.6)
     Decrease (increase) in other current assets....................         1.8             (3.5)             (0.5)
     Increase (decrease) in accounts payable and accrued expenses...        10.1             (2.2)            (53.0)
     Increase (decrease) in accrued interest........................         1.1             12.6              (7.6)
     (Decrease) increase in other non-current liabilities...........       (12.4)            15.1               6.5
                                                                        --------           ------            ------
       Net cash provided by operating activities....................       549.5            400.0             176.2
                                                                        --------           ------            ------

FINANCING ACTIVITIES
   Proceeds from borrowings.........................................     1,805.8            448.0             720.0
   Repayments of long-term debt.....................................    (2,395.1)          (284.5)           (665.6)
   Proceeds from notes payable to affiliates........................       690.6             59.7              50.9
   Repayment of notes payable to affiliates.........................      (140.8)            (1.4)             (7.0)
   Capital contributions............................................                          0.3               1.4
   Net transactions with affiliates.................................        17.9             92.5              10.9
   Deferred financing costs and other...............................       (15.8)            (3.0)             (4.1)
                                                                        --------           ------            ------
     Net cash (used in) provided by financing activities............       (37.4)           311.6             106.5
                                                                        --------           ------            ------

INVESTING ACTIVITIES
   Acquisitions.....................................................        (7.1)            (5.0)            (11.3)
   Sale of short-term investments...................................        21.6
   Capital expenditures.............................................      (497.8)          (298.2)           (238.5)
   Increase in cash held by an affiliate............................        (3.1)           (26.6)            (26.9)
   Increase in notes receivable from affiliates.....................                       (340.0)            (52.2)
   Additions to deferred charges and other..........................       (23.4)           (15.0)            (14.7)
                                                                        --------           ------            ------
       Net cash used in investing activities........................      (509.8)          (684.8)           (343.6)
                                                                        --------           ------            ------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS......................................................         2.3             26.8             (60.9)

CASH AND CASH EQUIVALENTS, beginning of year........................        38.4             11.6              72.5
                                                                        --------           ------            ------

CASH AND CASH EQUIVALENTS, end of year..............................       $40.7            $38.4             $11.6
                                                                        ========           ======            ======

See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
(Dollars in millions)

                                                                                         Unrealized    Notes
                                                                                           Loss on  Receivable
                                                        Common     Additional Accumulated Marketable    from
                                                         Stock       Capital    Deficit   Securities  Affiliate    Total
BALANCE, JANUARY 1, 1995............................... $         $1,431.3     ($2,050.1)        $5.4      ($344.7)    ($958.1)
   Net loss............................................                            (51.3)                                (51.3)
   Capital contributions...............................                6.3                                                 6.3
   Unrealized gain on marketable securities, net of
     deferred taxes of $2.3............................                                           4.3                      4.3
   Interest income on notes receivable from affiliates.               40.1                                   (40.1)
   Income taxes on interest income on notes
     receivable from affiliates........................              (14.0)                                              (14.0)
   Increase in notes receivable from affiliates, net                                                         (52.2)      (52.2)
                                                        ------    --------     ---------         ----      -------     -------
BALANCE, DECEMBER 31, 1995.............................            1,463.7      (2,101.4)         9.7       (437.0)   (1,065.0)
   Net loss............................................                            (22.6)                                (22.6)
   Capital contributions...............................            1,552.5                                             1,552.5
   Unrealized loss on marketable securities, net of
     deferred taxes of ($6.0)..........................                                         (11.1)                   (11.1)
   Interest income on notes receivable from affiliate..               52.9                                   (52.9)
   Income taxes on interest income on notes receivable
     from affiliate....................................              (18.5)                                              (18.5)
   Increase in notes receivable from affiliate.........                                                     (340.0)     (340.0)
                                                        ------    --------     ---------         ----      -------     -------
BALANCE, DECEMBER 31, 1996.............................            3,050.6      (2,124.0)        (1.4)      (829.9)       95.3
   Net loss............................................                           (128.8)                               (128.8)
   Change in unrealized loss on marketable securities,
     net of deferred taxes of $0.7.....................                                           1.4                      1.4
   Interest income on notes receivable from affiliate..               23.9                                   (23.9)
   Income taxes on interest income on notes receivable
     from affiliate....................................               (8.3)                                               (8.3)
   Exchange of outstanding notes payable to and
     notes receivable from affiliates..................                                                      307.5       307.5
   Elimination of outstanding notes receivable from
     affiliate through a non-cash dividend to Comcast..                           (546.3)                    546.3
                                                        ------    --------     ---------         ----      -------     -------
BALANCE, DECEMBER 31, 1997............................. $         $3,066.2     ($2,799.1)        $         $            $267.1
                                                        ======    ========     =========         ====      =======     =======

See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.   BUSINESS

     Comcast Cable Communications, Inc., a Delaware corporation, and subsidiaries (the "Company") is a wholly owned subsidiary of Comcast Corporation ("Comcast"). The Company and its subsidiaries are engaged in the development, management and operation of hybrid-fiber coaxial broadband cable networks. The Company's systems served approximately 4.4 million subscribers and passed more than 7.1 million homes as of December 31, 1997.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation
     The consolidated  financial  statements include the accounts of the Company and all wholly owned or controlled subsidiaries. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

     Reorganization
     On  April  24,  1997,  Comcast  completed  a  restructuring  of  the  legal organization of certain of its subsidiaries (the "Reorganization"). The Reorganization involved Comcast's contribution to the Company of ownership interests in certain of its consolidated subsidiaries, all of which were under Comcast's direct or indirect control (the "Contributed Subsidiaries"). The Reorganization has been accounted for in a manner similar to a pooling of interests. Accordingly, the Company's consolidated financial statements include the accounts of the Contributed Subsidiaries for all periods presented.

     In addition, certain expenses directly related to the Company's operations which were historically paid by Comcast on behalf of the Company have been reflected in the Company's consolidated statement of operations for all periods presented.

     Management's Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1997 and 1996, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

     A reasonable estimate of fair value of the amounts due to/from affiliates in the Company's consolidated balance sheet is not practicable to obtain because of the related party nature of these items and the lack of quoted market prices.

     Cash Equivalents, Short-term Investments and Cash Held by an Affiliate
     Cash equivalents principally consist of repurchase agreements with maturities of three months or less when purchased. Short-term investments consist of certificates of deposit with maturities of greater than three months when purchased. The carrying amounts of the Company's cash equivalents and short-term investments, classified as available for sale securities, approximate their fair values.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

     As of December 31, 1996, short-term investments also include the Company's investment in Time Warner, Inc. ("Time Warner") Common Stock (the "Time Warner Stock"). The Company received 552,014 shares of Time Warner Stock in exchange (the "Exchange") for all of the shares of the Turner Broadcasting System, Inc. ("TBS") Stock (the "TBS Stock") held by the Company as a result of the merger of Time Warner and TBS in October 1996. As a result of the Exchange, the Company recognized a pre-tax gain of $19.8 million in the fourth quarter of 1996, representing the difference between the Company's historical cost basis in the TBS Stock and the new basis for the Company's investment in Time Warner Stock of $22.8 million, which was based on the closing price of the Time Warner Stock on the merger date of $41.375 per share. As of December 31, 1996, the shares of Time Warner Stock held by the Company were recorded at their fair value of $20.7 million and were included in short-term investments in the Company's consolidated balance sheet. The unrealized loss on this investment of $2.1 million was reported in the Company's December 31, 1996 consolidated balance sheet as a decrease in stockholder's equity, net of deferred income tax benefit of $0.7 million. In January 1997, the Company sold its entire interest in Time Warner for $21.2 million. In connection with this sale, the Company recognized a pre-tax loss of $1.6 million, which is included in investment income in the Company's consolidated statement of operations for the year ended December 31, 1997.

     Cash held by an affiliate consists of cash held by a subsidiary of Comcast under a cash management program (see Note 6).

     Inventories
     Inventories, which include materials and supplies, are stated at average cost which is less than market.

     Property and Equipment
     Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over estimated useful lives as follows:

              Buildings and improvements ........................  15-40 years
              Operating facilities...............................   5-20 years
              Other equipment....................................   2-10 years

     Improvements that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of depreciation expense.

     In connection with the rebuild and upgrade of cable systems, the Company depreciates the remaining net book value of the assets over the estimated rebuild or upgrade period. Under this policy, the Company recorded additional depreciation expense of $32.4 million, $20.3 million and $14.2 million during the years ended December 31, 1997, 1996 and 1995, respectively.

     Deferred Charges
     Franchise acquisition costs are amortized on a straight-line basis over their legal or estimated useful lives of 12 to 40 years. The excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over estimated useful lives of 20 to 40 years. Debt acquisition costs are being amortized on a straight-line basis over the term of the related debt.

     Valuation of Long-Lived Assets
     The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and deferred charges, using objective methodologies. Such methodologies include evaluations based on the cash flows generated by the underlying assets or other determinants of fair value.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     Notes Receivable from Affiliate
     The notes receivable from affiliate (the "Notes Receivable") are due from Comcast and are presented in the Company's consolidated balance sheet as a component of stockholder's equity due to their related party nature (see
     Note 5). The Notes Receivable are increased by interest due under the terms of the notes and any additional amounts loaned to Comcast and are reduced by any cash payments of interest or principal. Interest due under the terms of the Notes Receivable, net of any related income taxes, has been recorded as an increase in additional capital.

     Revenue Recognition
     Service income is recognized as service is provided. Credit risk is managed by disconnecting services to customers who are delinquent.

     Postretirement and Postemployment Benefits
     The estimated costs of retiree benefits and benefits for former or inactive employees, after employment but before retirement, are accrued and recorded as a charge to operations during the years the employees provide services. The Company's retiree benefit obligation is unfunded and all benefits are provided and paid by Comcast. Accordingly, the Company's liability for these costs is included in due to affiliates.

     A wholly owned subsidiary of the Company has agreements with certain former key executives that provide for supplemental retirement benefits. The actuarial present value of benefits payable under these agreements has been accrued.

     Investment Income
     Investment income includes interest income and gains, net of losses, on the sale or exchange of long-term investments. Gross realized gains and losses are recognized using the specific identification method.

     Income Taxes
     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

     Derivative Financial Instruments
     The Company uses derivative financial instruments, including interest rate exchange agreements ("Swaps"), interest rate cap agreements ("Caps") and interest rate collar agreements ("Collars"), to manage its exposure to fluctuations in interest rates. Swaps, Caps and Collars are matched with either fixed or variable rate debt and periodic cash payments are accrued on a settlement basis as an adjustment to interest expense. Any premiums associated with these instruments are amortized over their term and realized gains or losses as a result of the termination of the instruments are deferred and amortized over the remaining term of the underlying debt. Unrealized gains and losses as a result of these instruments are recognized when the underlying hedged item is extinguished or otherwise terminated.

     Those instruments that have been entered into by the Company to hedge exposure to interest rate risk are periodically examined by the Company to ensure that the instruments are marked with underlying liabilities, reduce the Company's risks relating to interest rates, and, through market value and sensitivity analysis, maintain a high correlation to the interest expense of the hedged item. For those instruments that do not meet the above criteria, variations in their fair value are marked-to-market on a current basis in the Company's consolidated statement of operations.

     The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments (see Note 4). The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1997.

3.   ACQUISITION

     Scripps Cable
     In November 1996, Comcast acquired the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for 93.048 million shares of Comcast's Class A Special Common Stock valued at $1.552 billion (the "Scripps Acquisition"). Comcast accounted for the Scripps Acquisition under the purchase method. Following the Scripps Acquisition, Comcast contributed Scripps Cable to the Company (the "Scripps Contribution") at Comcast's historical cost. The Scripps Contribution was recorded as an increase in additional capital and Scripps Cable was consolidated with the Company effective November 1, 1996. As the Scripps Contribution was a non-cash transaction, it had no significant impact on the Company's consolidated statement of cash flows.

     During the second quarter of 1997, the Company recorded the final purchase price allocation relating to the Scripps Contribution. The terms of the Scripps Acquisition provide for, among other things, the indemnification of the Company by E.W. Scripps for certain liabilities, including tax liabilities, relating to Scripps Cable prior to the acquisition date.

     Unaudited Pro Forma Information
     The following unaudited pro forma information for the years ended December 31, 1996 and 1995 has been presented as if the Scripps Contribution had occurred on January 1, 1995. This unaudited pro forma information is based on historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Scripps Cable since January 1, 1995 (dollars in millions).

                                                 Year Ended
                                                December 31,
                                             1996         1995
     Service income ....................  $1,893.8      $1,734.4
     Loss before extraordinary items....    (118.3)       (145.7)
     Net loss ..........................    (118.3)       (148.1)

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


4.   LONG-TERM DEBT

                                                                                             December 31,
                                                                                        1997              1996
                                                                                          (Dollars in millions)
     Notes payable to banks and insurance companies,
         due in installments through 2003.......................................         $915.7         $3,054.1
     8 1/8% Senior notes, due 2004..............................................          299.7
     8 3/8% Senior notes, due 2007..............................................          596.3
     8 7/8% Senior notes, due 2017..............................................          545.5
     8 1/2% Senior notes, due 2027..............................................          249.6
     10% Subordinated Debentures, due 2003,
         net of unamortized discount of $12.7...................................                           126.6
     Other debt, due in installments principally through 2007...................            0.9              3.3
                                                                                       --------         --------
                                                                                        2,607.7          3,184.0
     Less current portion.......................................................           52.8            115.7
                                                                                       --------         --------
                                                                                       $2,554.9         $3,068.3
                                                                                       ========         ========

     Maturities of long-term debt outstanding as of December 31, 1997 for the four years after 1998 are as follows (dollars in millions):

         1999.................................................         $108.1
         2000.................................................          120.1
         2001.................................................          235.1
         2002.................................................          250.1

     In addition to the Company's outstanding long-term debt as presented in the table above, the Company had an aggregate of $650.6 million and $407.1 million of notes payable to Comcast and Comcast's subsidiaries as of December 31, 1997 and 1996, respectively (see Note 5).

     Senior Notes Offering
     In May 1997, the Company completed the sale of $1.7 billion principal amount of notes (the "Senior Notes") through a private offering with registration rights. The Senior Notes were issued in four tranches: $300.0 million principal amount of 8 1/8% Notes due 2004 (the "Seven-Year Notes"), $600.0 million principal amount of 8 3/8% Notes due 2007 (the "Ten-Year Notes"), $550.0 million principal amount of 8 7/8% Notes due 2017 (the "Twenty-Year Notes") and $250.0 million principal amount of 8 1/2% Notes due 2027 (the "Thirty-Year Notes"). The Company used substantially all of the net proceeds from the offering of the Senior Notes to repay certain of its subsidiaries' notes payable to banks with the balance used for subsidiary general purposes. Collectively, the offering of the Senior Notes and the repayment of the aforementioned notes payable with the net proceeds from the offering of the Senior Notes are referred to herein as the "Refinancing."

     Interest on the Senior Notes is payable semiannually on May 1 and November 1 of each year, commencing November 1, 1997. The Seven-Year Notes, the Ten-Year Notes and the Twenty-Year Notes are redeemable, in whole or in part, at the option of the Company at any time and the Thirty-Year Notes are redeemable, in whole or in part, at the option of the Company at any time after May 1, 2009, in each case at a redemption price equal to the greater of (i) 100% of their principal amount, plus accrued interest thereon to the date of redemption, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the Adjusted Treasury Rate (as defined), plus accrued interest on the Senior Notes to the date of redemption. Each holder of the Thirty-Year Notes may require the Company to repurchase all or a portion of the Thirty-Year Notes owned by such holder on May 1, 2009 at a purchase price equal to 100% of the principal amount thereof.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     The Senior Notes are unsecured and unsubordinated obligations of the Company and rank pari passu with all other unsecured and unsubordinated indebtedness and other obligations of the Company. The Senior Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables.

     The indenture for the Senior Notes, among other things, contains restrictions (with certain exceptions) on the ability of the Company and its Restricted Subsidiaries (as defined) to: (i) make dividend payments or other restricted payments; (ii) create liens or enter into sale and leaseback transactions; and (iii) enter into mergers, consolidations, or sales of all or substantially all of their assets.

     In October 1997, the Company completed an exchange of 100% of the Senior Notes for new notes (having the terms described above) registered under the Securities Act of 1933, as amended.

     Debt Repayments
     In June 1997, the Company redeemed all of its outstanding 10% Subordinated Debentures, due 2003 (the "10% Debentures"). An aggregate principal amount of $139.3 million of the 10% Debentures was redeemed at a redemption price of 100% of the principal amount thereof, together with accrued interest thereon. As of the redemption date, the 10% Debentures had an accreted value of $127.7 million. The Company redeemed the 10% Debentures with the proceeds from the issuance of a $141.0 million note payable to a subsidiary of Comcast which bears interest at a rate of 8.50%, payable quarterly, and is due in 2002 (see Note 5).

     In July 1997, the Company made an optional debt repayment of $435.0 million with the proceeds from the issuance of a $437.3 million note payable to a subsidiary of Comcast which bears interest at a rate of 7.25%, payable quarterly, and is due in 2002 (see Note 5).

     Extraordinary Items
     In connection with the Refinancing, the redemption of the 10% Debentures and the optional repayment of certain indebtedness, the Company expensed unamortized debt acquisition costs and incurred debt extinguishment costs of $27.1 million, resulting in extraordinary losses, net of tax, of $16.7 million during the year ended December 31, 1997.

     During the year ended December 31, 1995, the Company incurred debt extinguishment costs totaling $3.6 million in connection with the refinancing of certain indebtedness of a subsidiary, resulting in an extraordinary loss, net of tax, of $2.4 million.

     Debt Assumption
     During 1996, a wholly owned subsidiary of Comcast assumed a $27.0 million note payable to a bank and $0.6 million of accrued interest thereon. In return, the Company became liable under a $27.6 million note payable to the subsidiary of Comcast. In connection with the Refinancing, Comcast Cable Funding Inc., a wholly owned subsidiary of the Company, assumed the note.

     Interest Rates
     Fixed interest rates on notes payable to banks and insurance companies range from 8.6% to 10.57%. Bank debt interest rates vary based upon one or more of the following rates at the option of the Company:

         Base Rate (higher of federal funds rate plus 0.5% or prime rate) to Base Rate plus 0.75%;
         London Interbank Offered Rate ("LIBOR") plus 0.375% to LIBOR plus 1.75%

     As of December 31, 1997 and 1996, the Company's effective weighted average interest rate on its outstanding variable rate notes payable to banks was 6.97% and 6.58%, respectively.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     Interest Rate Risk Management
     The Company is exposed to market risk including changes in interest rates. To manage the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. Positions are monitored using techniques including market value and sensitivity analyses.

     The use of interest rate risk management instruments, such as Swaps, Caps and Collars, is required under the terms of certain of the Company's outstanding debt agreements. The Company's policy is to manage interest costs using a mix of fixed and variable rate debt. Using Swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Caps are used to lock in a maximum interest rate should variable rates rise, but enable the Company to otherwise pay lower market rates. Collars limit the Company's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

     The following table summarizes the terms of the Company's existing Swaps, Caps and Collars as of December 31, 1997 and 1996 (dollars in millions):

                                                         Notional                         Average       Estimated
                                                          Amount      Maturities       Interest Rate   Fair Value
     As of December 31, 1997
     Variable to Fixed Swaps.........................       $100.0     1998-1999           5.67%            $0.1
     Caps............................................        150.0       1998              6.67%
     Collar..........................................         50.0       1998           7.00%/4.90%

     As of December 31, 1996
     Variable to Fixed Swaps.........................       $530.0     1997-1999           6.14%           ($1.2)
     Caps............................................        250.0       1997              8.55%
     Collars.........................................        400.0     1997-1998        7.09%/5.04%          0.2

     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps, Caps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1997, 1996 and 1995 was not significant.

     Estimated Fair Value
     The Company's long-term debt had estimated fair values of $2.862 billion and $3.215 billion as of December 31, 1997 and 1996, respectively. The estimated fair value of the Company's publicly traded debt is based on the quoted market price for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

     Debt Covenants
     Certain of the Company's subsidiaries' loan agreements contain restrictive covenants which, among other things, limit the Company's ability to enter into arrangements for the acquisition or disposition of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these agreements require that certain ratios and cash flow levels be maintained and contain certain restrictions on dividend payments, payment of management fees and advances of funds to affiliated entities and the Company. The Company and its subsidiaries were in compliance with such restrictive covenants for all periods presented. In addition, the stock of certain subsidiary companies is pledged as collateral for the notes payable to banks and insurance companies.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     As of December 31, 1997, a portion of the Company's cash, cash equivalents, short-term investments and cash held by an affiliate is restricted to use by subsidiaries of the Company under contractual arrangements, including subsidiary credit agreements.

     Restricted net assets of the Company's subsidiaries were approximately $2.8 billion as of December 31, 1997. The restricted net assets of subsidiaries exceeds the Company's consolidated net assets as certain of the Company's subsidiaries have a stockholder's deficiency.

     Lines and Letters of Credit
     As of January 30, 1998, certain subsidiaries of the Company had unused lines of credit of $670.0 million. The availability and use of these unused lines of credit is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration. The Company continually evaluates its debt structure with the intention of reducing its debt service requirements when desirable.

     As of January 30, 1998, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $105.9 million to cover potential fundings associated with several projects.

5.   NOTES PAYABLE TO AND NOTES RECEIVABLE FROM AFFILIATES

     During the year ended December 31, 1997, the Company (i) repaid $140.8 million of its notes payable to affiliates (the "Notes Payable") with the proceeds from drawdowns under subsidiaries' existing credit facilities ($55.0 million) and existing cash held by an affiliate ($85.8 million),
     (ii) completed the exchange of affiliate notes payable and notes receivable, and the accrued interest thereon, between the Company, Comcast and certain of their subsidiaries resulting in a reduction in the Company's Notes Payable of $307.5 million, with a corresponding reduction in the Company's notes receivable from affiliate (the "Notes Receivable"), and
     (iii) eliminated the remaining Notes Receivable, and the accrued interest thereon (aggregating $546.3 million), through a non-cash dividend to Comcast. During the years ended December 31, 1996 and 1995, the Company repaid $1.4 million and $7.0 million principal amount of Notes Payable, respectively.

     As of December 31, 1997 and 1996, Notes Payable include $650.6 million and $383.4 million principal amount of Notes Payable to Comcast and certain of its wholly owned subsidiaries. During the year ended December 31, 1997, the Company borrowed $690.6 million from Comcast and certain of its wholly owned subsidiaries, the proceeds of which were used primarily to redeem the 10% Debentures and make the optional debt repayment described in Note 4. Such borrowings also included a $72.3 million note payable to a subsidiary of Comcast which bears interest at a rate of 8.50%, payable quarterly, and is due 2007. During the years ended December 31, 1996 and 1995, the Company borrowed $87.3 million and $50.9 million, respectively, from Comcast and certain wholly owned subsidiaries of Comcast. The 1996 borrowings include $27.6 million associated with the debt assumption described in Note 4. The remaining borrowings in 1996 and the 1995 borrowings were used by the Company for debt service requirements and general purposes.

     The Notes Payable bear interest at rates ranging from 7.25% to 8.50% as of December 31, 1997 (weighted average interest rate of 7.66% and 9.31% as of December 31, 1997 and 1996, respectively). As of December 31, 1996, accrued interest relating to such Notes Payable of $23.7 million was added to principal.

6.   RELATED PARTY TRANSACTIONS

     Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives incentive payments based on the number of subscribers receiving the QVC channel. In addition, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the years ended December

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     31, 1997, 1996 and 1995, the Company's service income includes $10.2 million, $8.3 million and $7.9 million, respectively, relating to QVC.

     Comcast, through management agreements, manages the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems and arrange for and supervise (but not necessarily perform itself) certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $119.3 million, $93.2 million and $83.5 million in 1997, 1996 and 1995, respectively. These management fees are included in selling, general and administrative expenses in the Company's consolidated statement of operations. Comcast has agreed to permit certain subsidiaries of the Company to defer payment of a portion of these expenses with the deferred portion being treated as a subordinated long-term liability due to affiliate which will not be paid until the subsidiaries' existing long-term debt is retired. In addition, payment of certain of these expenses has been deferred until the California Public Employees' Retirement System ("CalPERS") no longer has an interest in Comcast MHCP Holdings, LLC (the "LLC"), a majority owned subsidiary of the Company (see Note 9). Management fees deferred in 1997, 1996 and 1995 were $4.7 million, $4.3 million and $45.2 million, respectively. In 1995, a subsidiary of the Company repaid $14.9 million of previously deferred management fees. Deferred management fees were $136.9 million and $132.2 million as of December 31, 1997 and 1996, respectively.

     On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charges each of the Company's subsidiaries for programming on a basis which generally approximates the amount that each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are included in operating expenses in the Company's consolidated statement of operations. The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of
     $673.3 million, $505.0 million and $439.4 million, including $560.3 million, $417.0 million and $368.3 million of Programming Charges, in 1997, 1996 and 1995, respectively. The Programming Charges include $46.7 million, $26.2 million and $21.7 million in 1997, 1996 and 1995, respectively, relating to programming purchased by the Company, through Comcast, from suppliers in which Comcast holds an equity interest.

     Comcast has agreed to permit certain of the Company's subsidiaries to defer payment of a portion of the Programming Charges with the deferred portion being treated as a subordinated long-term liability due to affiliate which will not be payable until the subsidiaries' existing long-term debt is retired. In addition, payment of certain of the Programming Charges has been deferred until CalPERS no longer has an interest in the LLC. Programming Charges deferred in 1997, 1996 and 1995 were $102.3 million, $62.3 million and $58.1 million, respectively. In 1995, subsidiaries of the Company repaid $89.2 million of previously deferred Programming Charges. Deferred Programming Charges were $261.9 million and $159.6 million as of December 31, 1997 and 1996, respectively.

     Current due to affiliates in the Company's consolidated balance sheet primarily consists of amounts due to Comcast and its affiliates under the cost-sharing arrangements described above and amounts payable to Comcast and its affiliates as reimbursement for payments made, in the ordinary course of business, by such affiliates on behalf of the Company.

     The Company has entered into a custodial account arrangement with Comcast Financial Agency Corporation ("CFAC"), a wholly owned subsidiary of Comcast, under which CFAC provides cash management services to the Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

     and agent, which invests and disburses such funds at the direction of the Company. As of December 31, 1997 and 1996, $56.6 million and $53.5 million, respectively, of the Company's cash was held by CFAC. These amounts have been classified as cash held by an affiliate in the Company's consolidated balance sheet. During the years ended December 31, 1997, 1996 and 1995, the Company recognized investment income of $3.9 million, $4.1 million, and $0.5 million, respectively, on cash held by CFAC.

7.   INCOME TAXES

     The Company and its 80% or more owned subsidiaries (the "Cable Consolidated Group") join with Comcast in filing a consolidated federal income tax return. Comcast allocates income tax expense or benefit to the Company as if the Company was filing a separate federal income tax return. Comcast Communications Properties, Inc. ("CCP"), an indirect majority owned subsidiary of the Company, files a separate consolidated federal income tax return. Tax benefits from both losses and tax credits are made available to the Company as it is able to realize such benefits on a separate return basis. The Company pays Comcast for income taxes an amount equal to the amount of tax it would pay if it filed a separate tax return.

     The LLC is treated as a partnership for income tax purposes. As such, any taxable income or loss attributable to the LLC, excluding any income or loss from its subsidiaries, flows through to the Company and CalPERS based on their respective ownership percentages.

     Income tax benefit consists of the following components (dollars in millions):

                                                                             Year Ended December 31,
                                                                     1997             1996              1995
     Current expense
     Federal..............................................           $                 $32.8            $19.7
     State................................................             6.1               7.3              4.8
                                                                    ------             -----           ------
                                                                       6.1              40.1             24.5
                                                                    ------             -----           ------
     Deferred (benefit) expense
     Federal..............................................           (48.2)            (48.3)           (49.9)
     State................................................            (1.5)              3.7              0.5
                                                                    ------             -----           ------
                                                                     (49.7)            (44.6)           (49.4)
                                                                    ------             -----           ------
     Income tax benefit...................................          ($43.6)            ($4.5)          ($24.9)
                                                                    ======             =====           ======

     The effective income tax benefit of the Company differs from the statutory amount because of the effect of the following items (dollars in millions):

                                                                             Year Ended December 31,
                                                                     1997             1996              1995
     Federal tax at statutory rate........................          ($61.8)           ($17.1)          ($34.5)
     Non-deductible depreciation and amortization.........            21.5              12.5             11.1
     State income taxes, net of federal benefit...........             3.1               7.2              3.4
     Interest income, taxable to CalPERS..................            (6.7)             (5.9)            (5.3)
     Other................................................             0.3              (1.2)             0.4
                                                                    ------             -----           ------
     Income tax benefit...................................          ($43.6)            ($4.5)          ($24.9)
                                                                    ======             =====           ======

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     Deferred income tax benefit resulted from the following differences between financial and income tax reporting (dollars in millions):

                                                                             Year Ended December 31,
                                                                     1997             1996              1995
     Depreciation and amortization........................          ($87.5)           ($54.9)          ($50.4)
     Accrued expenses not currently deductible............                              (1.0)
     Deductible costs accrued in prior years..............             2.8               6.5              2.2
     Change in temporary differences associated
         with sale or exchange of securities..............            (6.9)              6.9
     Change in net operating loss carryforwards...........            44.6              (4.4)            (2.7)
     Change in valuation allowance and other..............            (2.7)              2.3              1.5
                                                                    ------             -----           ------
     Deferred income tax benefit..........................          ($49.7)           ($44.6)          ($49.4)
                                                                    ======             =====           ======

     Significant components of the Company's net deferred tax liability are as follows (dollars in millions):

                                                                                           December 31,
                                                                                      1997              1996
     Deferred tax assets:
         Net operating loss carryforwards.......................................      $132.9           $176.9
         Less valuation allowance...............................................       (97.5)           (97.5)
                                                                                    --------         --------
                                                                                        35.4             79.4
     Deferred tax liabilities, principally differences between book
         and tax basis of property and equipment and deferred charges...........     1,523.8          1,659.7
                                                                                    --------         --------
         Net deferred tax liability.............................................    $1,488.4         $1,580.3
                                                                                    ========         ========

     The Company's valuation allowance against deferred tax assets includes approximately $60.0 million for which any subsequent tax benefit recognized will be allocated to reduce goodwill and other noncurrent intangible assets. For income tax reporting purposes, the Cable Consolidated Group and CCP have net operating loss carryforwards for which deferred tax assets have been recorded of approximately $75 million and $25 million, respectively, which would expire on a separate return basis through 2011.

8.   STATEMENT OF CASH FLOWS-SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest on its long-term debt of $225.4 million, $214.4 million and $251.3 million in 1997, 1996 and 1995, respectively. The Company made cash payments for interest on the Notes Payable of $36.1 million, $25.9 million and $22.3 million in 1997, 1996 and 1995, respectively.

     The Company made cash payments to Comcast for federal income taxes of $32.9 million, $19.9 million and $5.1 million in 1997, 1996 and 1995, respectively. The Company made cash payments to the respective state taxing authorities for state income taxes of $7.0 million, $6.6 million and $7.1 million in 1997, 1996 and 1995, respectively.

9.   COMMITMENTS AND CONTINGENCIES

     Commitments
     At any time after December 18, 2001, CalPERS may elect to liquidate its interest in the LLC, a 55% owned indirect subsidiary of the Company (which holds the United States cable television operations formerly known as Maclean Hunter Limited) in which CalPERS owns the remaining 45% interest, at a price based upon the fair value of CalPERS' interest in the LLC, adjusted, under certain circumstances, for certain performance criteria relating to the fair value of the LLC or to Comcast's common stock. Except in certain limited circumstances, Comcast, at its option,

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Concluded)

     may satisfy this liquidity arrangement by purchasing CalPERS' interest for cash, by issuing its common stock (subject to certain limitations) or by selling the LLC.

     In December 1996, an indirect majority owned subsidiary of the Company entered into an operating lease agreement granting certain rights of use of certain non-cable assets to the counterparty for a period of five years, subject to certain conditions. Pursuant to this agreement, the Company received an advance payment of $17.0 million, representing the total minimum lease payments to be received over the lease term. The Company has recorded this amount in other long-term liabilities in its consolidated balance sheet and is amortizing such amount to service income over the lease term on a straight-line basis.

     Minimum annual rental commitments for office space and equipment under noncancelable operating leases are as follows (dollars in millions):

              1998...........................................         $8.7
              1999...........................................          6.6
              2000...........................................          5.9
              2001...........................................          5.5
              2002...........................................          4.6
              Thereafter.....................................         15.2

     Pole rentals have been excluded from the above schedule as they are generally cancelable after an initial period by either party upon notice.

     Rental expense (including pole rentals) of $22.6 million, $19.7 million and $17.8 million has been charged to operations in 1997, 1996 and 1995, respectively.

     Contingencies
     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

     In December 1995, the Federal Communications Commission ("FCC") adopted an order approving a negotiated settlement of rate complaints pending against the Company for cable programming service tiers ("CPSTs") which provided $6.6 million in refunds, plus interest, given in the form of bill credits during 1996, to 1.3 million of the Company's cable subscribers. The FCC and the Company recently negotiated a "social contract" in which the Company has committed to complete certain system upgrades and improvements by March 1999 in return for which it may move a limited number of currently regulated programming services in certain cable systems to a single migrated product tier on each system that may become an unregulated new product tier after December 1997. The Company is also currently in negotiations to settle pending proceedings involving the Company's basic service rates in certain of its systems. While the Company cannot predict the outcome of this action, the Company believes that the ultimate resolution of this proceeding will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is omitted pursuant to Securities and Exchange Commission General Instruction I of Form 10-K.

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements of the Company are included in Part II, Item 8:

          Independent Auditors' Report.......................................17
          Consolidated Balance Sheet--December 31, 1997 and 1996.............18
          Consolidated Statement of Operations--Years
           Ended December 31, 1997, 1996 and 1995............................19
          Consolidated Statement of Cash Flows--Years
           Ended December 31, 1997, 1996 and 1995............................20
          Consolidated Statement of Stockholder's Equity
           (Deficiency) Years Ended December 31, 1997, 1996 and 1995.........21
          Notes to Consolidated Financial Statements.........................22

(b)(i) The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

          Schedule  I  -   Condensed   Financial   Information   of   Registrant
          Unconsolidated (Parent Only)
          Schedule II - Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

(c)       Reports on Form 8-K

          (i) Comcast Cable Communications, Inc. filed a Current Report on Form 8-K under Item 1 on October 27, 1997 relating to the change in control of the Registrant.

(d)       Exhibits required to be filed by Item 601 of Regulation S-K:

         3.1 Certificate of Incorporation filed on April 2, 1981 (incorporated by reference to Exhibit 3.1(a) to the Company's Registration Statement S-4, as amended, filed on September 22, 1997).

         3.2 By-laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement S-4, as amended, filed on September 22, 1997).

         4.1(a) Indenture dated as of May 1, 1997 by and between the Company and Bank of Montreal Trust Company (incorporated by reference to Exhibit 4.1(a) to the Company's Registration Statement S-4, as amended, filed on September 22, 1997).

         4.1(b) Form of Notes relating to the Company's 8 1/8% Senior Notes due 2004, 8 3/8% Senior Notes due 2007, 8 7/8% Senior Notes due 2017 and 8 1/2% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1(b) to the Company's Registration Statement S-4, as amended, filed on September 22, 1997).

         10.1 Tax Sharing Agreement, dated as of December 2, 1992, among Storer Communications, Inc., TKR Cable I, Inc., TKR Cable II, Inc., TKR Cable III, Inc., Tele-Communications, Inc., Comcast Corporation and each of the Departing Subsidiaries that are signatories thereto (incorporated by reference to Exhibit 4 to Comcast Corporation's Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8,
                   1993).

         10.2 Tax Sharing Agreement, dated December 2, 1992, between Comcast Corporation and Comcast Storer, Inc. (incorporated by reference to Exhibit 9 to Comcast Corporation's Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).

         10.3 Comcast MHCP Holdings, L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of December 18, 1994, among the Company, The California Public Employees' Retirement System and, for certain limited purposes, Comcast Corporation (incorporated by reference to Exhibit 10.1 to Comcast Corporation's Current Report on Form 8-K filed on January 6, 1995).

         10.4 Credit Agreement, dated as of December 22, 1994, among Comcast MH Holdings, Inc., the banks listed therein, The Chase Manhattan Bank (National Association), NationsBank of Texas, N.A. and the Toronto-Dominion Bank, as Arranging Agents, The Bank of New York, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce and Morgan Guaranty Trust Company of New York, as Managing Agents and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Comcast Corporation's Current Report on Form 8-K filed on January 6, 1995).

         10.5 Pledge Agreement, dated as of December 22, 1994, between Comcast MH Holdings, Inc. and NationsBank of Texas, N.A., as the secured party (incorporated by reference to Exhibit 10.3 to Comcast Corporation's Current Report on Form 8-K filed on January 6, 1995).

         10.6 Pledge Agreement dated as of December 22, 1994, between Comcast Communications Properties, Inc. and NationsBank of Texas, N.A., as the Secured Party (incorporated by reference to Exhibit 10.4 to Comcast Corporation's Current Report on Form 8-K filed on January 6, 1995).

         10.7 Affiliate Subordination Agreement (as the same may be amended, modified, supplemented, waived, extended or restated from time to time, this "Agreement"), dated as of December 22, 1994, among Comcast Corporation, Comcast MH Holdings, Inc. (the "Borrower"), any affiliate of the Borrower that shall have become a party thereto and NationsBank of Texas, N.A., as Administrative Agent under the Credit Agreement dated as of December 22, 1994, among the Borrower, the Banks listed therein, The Chase Manhattan Bank (National
                   Association), NationsBank of Texas, N.A. and The Toronto-Dominion Bank, as Arranging Agents. The Bank of New York, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce and Morgan Guaranty Trust Company of New York, as Managing Agents, and the Administrative Agent (incorporated by reference to Exhibit 10.5 to Comcast Corporation's Current Report on Form 8-K filed on January 6, 1995).

         10.8 Registration Rights and Price Protection Agreement, dated as of December 22, 1994, by and between Comcast Corporation and The California Public Employees' Retirement System (incorporated by reference to Exhibit 10.8 to Comcast Corporation's Current Report on Form 8-K filed on January 6,
                   1995).

         10.9 Management Agreement, dated as of April 24, 1997, between Comcast Cable Communications, Inc. and Comcast Corporation (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement S-4, as amended, filed on September 22, 1997).

         10.10 Promissory Note, dated as of June 30, 1997, between Comcast Cable Communications, Inc. and Comcast Corporation (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement S-4, as amended, filed on September 22, 1997).

         10.11 Promissory Note, dated as of July 2, 1997, between Comcast Cable Communications, Inc. and Comcast Corporation (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement S-4, as amended, filed on September 22, 1997).

         10.12 Credit Agreement, dated as of November 15, 1996, among Comcast SCH Holdings, Inc., the banks listed therein, Nationsbank of Texas, N.A., as Documentation Agent, The Chase Manhattan Bank, as Syndication Agent, The Bank of New York, The Chase Manhattan Bank and Nationsbank of Texas, N.A., as Managing Agents, and The Bank of New York, as Administrative Agent (incorporated by reference to Exhibit 10.35 to Comcast Corporation's Form 10-K filed on March 3, 1998).

         12.1      Statement  re:  Computation  of  Ratio of  Earnings  to Fixed
                   Charges.

         27.1      Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 25, 1998.

                                       Comcast Cable Communications, Inc.



                                       By: /s/ Brian L. Roberts
                                           --------------------------
                                           Brian L. Roberts
                                           Vice Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                                 DATE

/s/ Ralph J. Roberts
---------------------
Ralph J. Roberts          Chairman; Director                    March 25, 1998


/s/ Julian A. Brodsky
---------------------
Julian A. Brodsky         Vice Chairman; Director               March 25, 1998


/s/ Brian L. Roberts
---------------------
Brian L. Roberts          Vice Chairman; Director (Principal    March 25, 1998
                          Executive Officer)

/s/ Lawrence S. Smith
---------------------
Lawrence S. Smith         Executive Vice President              March 25, 1998
                         (Principal Accounting Officer)

/s/ John R. Alchin
---------------------
John R. Alchin            Senior Vice President, Treasurer      March 25, 1998
                         (Principal Financial Officer)

/s/ Stanley L. Wang
---------------------
Stanley L. Wang           Senior Vice President, Secretary;     March 25, 1998
                          Director

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Comcast Cable Communications, Inc.
Wilmington, Delaware


We have audited the consolidated financial statements of Comcast Cable Communications, Inc. (a wholly owned subsidiary of Comcast Corporation) and its subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 27, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Comcast Cable Communications, Inc. and its subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 27, 1998

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

                             CONDENSED BALANCE SHEET

                    (Dollars in millions, except share data)

                                                                                               December 31,
                                                                                           1997             1996
ASSETS
CURRENT ASSETS
   Other current assets.........................................................             $0.2              $2.7
                                                                                         --------            ------
       Total current assets.....................................................              0.2               2.7
                                                                                         --------            ------

Investments in and amounts due to/from subsidiaries eliminated
   upon consolidation, net......................................................            307.5             265.4

Notes receivable from affiliate.................................................          1,783.5

Deferred income taxes...........................................................                                7.5

Deferred charges, net...........................................................             17.1
                                                                                         --------            ------
                                                                                         $2,108.3            $275.6
                                                                                         ========            ======

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Accrued interest and other...................................................            $24.1              $1.4
                                                                                         --------            ------
       Total current liabilities................................................             24.1               1.4
                                                                                         --------            ------
   Long-term debt...............................................................          1,691.1
                                                                                         --------            ------
   Notes payable to affiliates..................................................             72.3             178.9
                                                                                         --------            ------
   Taxes payable, due to affiliates.............................................             51.9
                                                                                         --------            ------
   Other long-term liabilities .................................................              1.8
                                                                                         --------            ------

Stockholder's equity
   Common stock, $1 par value - authorized and issued, 1,000 shares.............
   Additional capital...........................................................          3,066.2           3,050.6
   Accumulated deficit..........................................................         (2,799.1)         (2,124.0)
   Unrealized loss on marketable securities held by a subsidiary................                               (1.4)
   Notes receivable from affiliate held by subsidiaries.........................                             (829.9)
                                                                                         --------            ------
       Total stockholder's equity...............................................            267.1              95.3
                                                                                         --------            ------
                                                                                         $2,108.3            $275.6
                                                                                         ========            ======

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

            CONDENSED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                  (In millions)

                                                                                   Year Ended December 31,
                                                                          1997              1996             1995
AMORTIZATION..................................................              $1.0         $                 $
                                                                       ---------        ---------         ---------

OPERATING LOSS................................................               1.0

OTHER (INCOME) EXPENSE
   Interest (income) expense on affiliate notes, net..........             (93.3)            16.4              14.1
   Interest expense (income), net.............................              96.5             (0.6)             (1.1)
   Equity in net losses of affiliates.........................             117.9              5.1              36.3
                                                                       ---------        ---------         ---------
                                                                           121.1             20.9              49.3

LOSS BEFORE INCOME TAX EXPENSE................................            (122.1)           (20.9)            (49.3)

INCOME TAX EXPENSE............................................               6.7              1.7               2.0
                                                                       ---------        ---------         ---------

NET LOSS......................................................            (128.8)           (22.6)            (51.3)

ACCUMULATED DEFICIT
   Beginning of year..........................................          (2,124.0)        (2,101.4)         (2,050.1)
   Elimination of outstanding notes receivable from
     affiliate through a non-cash dividend to Comcast.........            (546.3)
                                                                       ---------        ---------         ---------

   End of year................................................         ($2,799.1)       ($2,124.0)        ($2,101.4)
                                                                       =========        =========         =========

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

                        CONDENSED STATEMENT OF CASH FLOWS

                                  (In millions)

                                                                                  Year Ended December 31,
                                                                         1997              1996             1995
OPERATING ACTIVITIES
   Net loss...................................................           ($128.8)          ($22.6)           ($51.3)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
     Amortization.............................................               1.0
     Equity in net losses of affiliates.......................             117.9              5.1              36.3
     Deferred income tax (benefit) expense ...................              (1.5)            (4.3)              0.2
                                                                        --------             ----             -----
                                                                           (11.4)           (21.8)            (14.8)

     Decrease (increase) in other current assets..............               4.6              2.0              (1.6)
     Increase in accrued interest and other...................              22.7              0.2
     Increase in taxes payable, due to affiliates ............              51.9
     Increase in other long-term liabilities .................               1.8
                                                                        --------             ----             -----
       Net cash provided by (used in) operating activities....              69.6            (19.6)            (16.4)
                                                                        --------             ----             -----

FINANCING ACTIVITIES
   Proceeds from borrowings...................................           1,691.1
   Proceeds from notes payable to affiliate...................              72.3                               48.2
   Repayment of notes payable to affiliates...................             (45.0)
   Deferred financing costs...................................             (18.1)             0.3               1.4
                                                                        --------             ----             -----
     Net cash provided by financing activities................           1,700.3              0.3              49.6
                                                                        --------             ----             -----

INVESTING ACTIVITIES
   Net transactions with affiliates...........................          (1,769.9)            14.8             (41.3)
                                                                        --------             ----             -----
     Net cash (used in) provided by investing activities......          (1,769.9)            14.8             (41.3)
                                                                        --------             ----             -----

DECREASE IN CASH AND CASH EQUIVALENTS.........................                               (4.5)             (8.1)

CASH AND CASH EQUIVALENTS, beginning of year..................                                4.5              12.6
                                                                        --------             ----             -----

CASH AND CASH EQUIVALENTS, end of year........................          $                    $                 $4.5
                                                                        ========             ====             =====

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                  (In millions)

                                                                                  Additions
                                                       Balance at                Charged to   Deductions      Balance
                                                        Beginning    Effect of    Costs and      from         at End
                                                         of Year   Acquisitions   Expenses    Reserves(A)     of Year

Allowance for Doubtful Accounts
   1997.....................................             $12.0         $           $18.4        $13.7         $16.7

   1996.....................................              10.7          1.4         15.7         15.8          12.0

   1995.....................................               8.4                      23.3         21.0          10.7


(A) Uncollectible accounts written off.