Form 10-Q
period 1998-03-31
COMCAST CABLE COMMUNICATIONS INC
filed 1998-05-14
CIK 1040573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                                 MARCH 31, 1998
                                       OR

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

                 1105 North Market Street, Wilmington, DE 19801
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (302) 427-8991
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

         Yes  X                                     No ___

                           --------------------------

As of March 31, 1998, there were 1,000 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Number

PART I FINANCIAL INFORMATION

       Item 1  Financial Statements

               Condensed Consolidated Balance Sheet
               as of March 31, 1998 and December 31,
               1997 (Unaudited)...............................................2

               Condensed Consolidated Statement of
               Operations and Accumulated Deficit for the Three Months
               Ended March 31, 1998 and 1997 (Unaudited)......................3

               Condensed Consolidated Statement of Cash
               Flows for the Three Months Ended March 31,
               1998 and 1997 (Unaudited)......................................4

               Notes to Condensed Consolidated
               Financial Statements (Unaudited)...........................5 - 7

      Item 2   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations................................................8 - 10

PART II OTHER INFORMATION

      Item 1   Legal Proceedings.............................................11

      Item 6   Exhibits and Reports on Form 8-K..............................11

      SIGNATURE..............................................................12

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                   (Dollars in millions, except share data)
                                                                                         March 31,        December 31,
                                                                                           1998               1997
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................            $37.7             $40.7
   Short-term investments.......................................................              0.4               0.4
   Cash held by an affiliate....................................................             74.4              56.6
   Accounts receivable, less allowance for doubtful
     accounts of $15.8 and $16.7................................................             55.6              72.8
   Inventories..................................................................             29.9              31.3
   Other current assets.........................................................             17.5              18.0
                                                                                         --------          --------
       Total current assets.....................................................            215.5             219.8
                                                                                         --------          --------
PROPERTY AND EQUIPMENT..........................................................          2,858.2           2,667.3
   Accumulated depreciation.....................................................         (1,101.4)         (1,021.2)
                                                                                         --------          --------
   Property and equipment, net..................................................          1,756.8           1,646.1
                                                                                         --------          --------
DEFERRED CHARGES................................................................          5,758.8           5,655.7
   Accumulated amortization.....................................................         (1,550.8)         (1,463.8)
                                                                                         --------          --------
   Deferred charges, net........................................................          4,208.0           4,191.9
                                                                                         --------          --------
                                                                                         $6,180.3          $6,057.8
                                                                                         ========          ========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................           $239.3            $239.9
   Accrued interest.............................................................             70.9              26.6
   Current portion of long-term debt............................................             29.8              52.8
   Due to affiliates............................................................             81.9             125.6
                                                                                         --------          --------
       Total current liabilities................................................            421.9             444.9
                                                                                         --------          --------
LONG-TERM DEBT, less current portion............................................          2,712.0           2,554.9
                                                                                         --------          --------
MINORITY INTEREST AND OTHER.....................................................            201.6             208.5
                                                                                         --------          --------
NOTES PAYABLE TO AFFILIATES.....................................................            708.1             695.2
                                                                                         --------          --------
DUE TO AFFILIATE................................................................            431.0             398.8
                                                                                         --------          --------
DEFERRED INCOME TAXES, due to affiliate.........................................          1,472.5           1,488.4
                                                                                         --------          --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, $1 par value - authorized and issued, 1,000 shares.............
   Additional capital...........................................................          3,066.2           3,066.2
   Accumulated deficit..........................................................         (2,833.0)         (2,799.1)
                                                                                         --------          --------
       Total stockholder's equity...............................................            233.2             267.1
                                                                                         --------          --------
                                                                                         $6,180.3          $6,057.8
                                                                                         ========          ========

See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                            (Amounts in millions)
                                                                                         Three Months Ended March 31,
                                                                                            1998             1997

SERVICE INCOME.................................................................            $541.2            $501.1
                                                                                        ---------         ---------

COSTS AND EXPENSES
   Operating....................................................................            242.8             225.3
   Selling, general and administrative..........................................            125.9             114.7
   Depreciation and amortization................................................            161.9             138.8
                                                                                        ---------         ---------
                                                                                            530.6             478.8
                                                                                        ---------         ---------

OPERATING INCOME................................................................             10.6              22.3

OTHER (INCOME) EXPENSE
   Interest expense.............................................................             53.5              56.7
   Interest expense on notes payable to affiliates..............................             12.9               9.1
   Investment income and other, net.............................................             (2.3)
                                                                                        ---------         ---------
                                                                                             64.1              65.8
                                                                                        ---------         ---------

LOSS BEFORE INCOME TAX BENEFIT AND MINORITY INTEREST............................            (53.5)            (43.5)

INCOME TAX BENEFIT..............................................................            (14.4)             (9.3)
                                                                                        ---------         ---------

LOSS BEFORE MINORITY INTEREST...................................................            (39.1)            (34.2)

MINORITY INTEREST...............................................................             (5.2)             (5.0)
                                                                                        ---------         ---------

NET LOSS........................................................................            (33.9)            (29.2)

ACCUMULATED DEFICIT
   Beginning of period..........................................................         (2,799.1)         (2,124.0)
                                                                                        ---------         ---------

   End of period................................................................        ($2,833.0)        ($2,153.2)
                                                                                        =========         =========

See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                             (Dollars in millions)
                                                                                          Three Months Ended March 31,
                                                                                             1998             1997
OPERATING ACTIVITIES
   Net loss.....................................................................           ($33.9)           ($29.2)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization..............................................            161.9             138.8
     Non-cash interest expense..................................................              0.1               0.5
     Non-cash interest expense on notes payable to affiliates...................             12.9               1.7
     Deferred expenses charged by an affiliate..................................             32.2              27.7
     Loss on sale of investment.................................................                                1.6
     Minority interest..........................................................             (5.2)             (5.0)
     Deferred income tax benefit, due to affiliate..............................            (15.9)            (19.8)
     Other......................................................................             (0.2)
                                                                                         --------          --------
                                                                                            151.9             116.3

     Decrease in accounts receivable............................................             18.3              16.1
     Decrease (increase) in inventories.........................................              1.7              (0.5)
     Decrease in other current assets...........................................              0.6               2.1
     Decrease in accounts payable and accrued expenses..........................             (1.8)             (4.5)
     Increase in accrued interest...............................................             44.3               1.5
     Decrease in other non-current liabilities..................................             (1.7)             (1.8)
                                                                                         --------          --------

           Net cash provided by operating activities............................            213.3             129.2
                                                                                         --------          --------

FINANCING ACTIVITIES
   Proceeds from borrowings.....................................................            817.0              40.0
   Repayments of long-term debt.................................................           (683.0)            (83.7)
   Repayment of notes payable to affiliates.....................................                               (0.6)
   Net transactions with affiliates.............................................            (43.7)             24.3
   Other........................................................................              0.6
                                                                                         --------          --------

           Net cash provided by (used in) financing activities..................             90.9             (20.0)
                                                                                         --------          --------

INVESTING ACTIVITIES
   Sale of short-term investments...............................................                               21.2
   Acquisitions, net of cash acquired...........................................           (136.9)
   Capital expenditures.........................................................           (140.3)           (106.6)
   Increase in cash held by an affiliate........................................            (17.8)            (13.0)
   Additions to deferred charges and other......................................            (12.2)             (2.2)
                                                                                         --------          --------

           Net cash used in investing activities................................           (307.2)           (100.6)
                                                                                         --------          --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................................             (3.0)              8.6

CASH AND CASH EQUIVALENTS, beginning of period..................................             40.7              38.4
                                                                                         --------          --------

CASH AND CASH EQUIVALENTS, end of period........................................            $37.7             $47.0
                                                                                         ========          ========

See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1997 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 1998 and the condensed consolidated statements of operations and of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Comcast Cable Communications, Inc. (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1998 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1998 are not necessarily indicative of operating results for the full year.

     Reorganization
     On April 24, 1997, Comcast Corporation ("Comcast"), the Company's parent, completed a restructuring of the legal organization of certain of its subsidiaries (the "Reorganization"). The Reorganization involved Comcast's contribution to the Company of ownership interests in certain of its consolidated subsidiaries, all of which were under Comcast's direct or indirect control (the "Contributed Subsidiaries"). The Reorganization has been accounted for in a manner similar to a pooling of interests. Accordingly, the Company's condensed consolidated financial statements for the three months ended March 31, 1997 include the accounts of the Contributed Subsidiaries.

     In addition, certain expenses directly related to the Company's operations which were historically paid by Comcast on behalf of the Company have been reflected in the Company's condensed consolidated statement of operations and accumulated deficit for the three months ended March 31, 1997.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1998.

2.   LONG-TERM DEBT

     On March 5, 1998, the revolving credit facility of a majority owned subsidiary of the Company was amended to, among other things, increase borrowings available to the subsidiary from $750.0 million to $875.0 million and to defer scheduled maturities of long-term debt. Available borrowings under the subsidiary's revolving credit facility, as amended, reduce quarterly in installments beginning in 1999 through its final maturity in 2003.

     As of March 31, 1998 and December 31, 1997, the Company's effective weighted average interest rate on its long-term debt outstanding was 7.92% and 8.14%, respectively.

     Lines of Credit
     As of April 30, 1998, certain subsidiaries of the Company had unused lines of credit of $658.0 million. The availability and use of the unused lines of credit are restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

3.   NOTES PAYABLE TO AFFILIATES

     Notes payable to affiliates bear interest at rates ranging from 7 1/4% to 9 1/4% as of March 31, 1998 (weighted average interest rate of 7.71% as of March 31, 1998 and December 31, 1997) with maturities from 2002 to 2007. The notes are payable to Comcast and certain of its wholly owned subsidiaries. The Company incurred $12.9 million and $9.1 million of interest expense on the notes during the three months ended March 31, 1998 and 1997,

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     respectively. Accrued interest relating to such notes of $37.5 million and $24.6 million was added to the principal as of March 31, 1998 and December 31, 1997, respectively.

     In April 1998, the Company issued a $20.0 million principal amount note, payable to a subsidiary of Comcast which bears interest at a rate of 8.5% and is due in 2007. In May 1998, the Company issued an additional $72.3 million principal amount note, payable to a subsidiary of Comcast which bears interest at a rate of 8.5% and is due in 2007. Borrowings under these notes were used by the Company for debt service requirements and general purposes.

4.   RELATED PARTY TRANSACTIONS

     Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives incentive payments based on the number of subscribers receiving the QVC channel. In addition, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the three months ended March 31, 1998 and 1997, the Company's service income includes $2.5 million and $1.9 million, respectively, relating to QVC.

     Comcast, through management agreements, manages the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems and arrange for and supervise (but not necessarily perform itself) certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $31.2 million and $29.0 million during the three months ended March 31, 1998 and 1997, respectively. These management fees are included in selling, general and administrative expenses in the Company's condensed consolidated statement of operations and accumulated deficit. Comcast has agreed to permit certain subsidiaries of the Company to defer payment of a portion of these expenses with the deferred portion being treated as a subordinated long-term liability due to affiliate which will not be paid until the subsidiaries' existing long-term debt is retired. In addition, payment of certain of these expenses has been deferred until the California Public Employees' Retirement System ("CalPERS") no longer has an interest in Comcast MHCP Holdings, LLC (the "LLC"), a majority owned subsidiary of the Company. Management fees deferred during each of the three months ended March 31, 1998 and 1997 were $1.3 million. Deferred management fees were $138.2 million and $136.9 million as of March 31, 1998 and December 31, 1997, respectively.

     On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charges each of the Company's subsidiaries for programming on a basis which generally approximates the amount each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are included in operating expenses in the Company's condensed consolidated statement of operations and accumulated deficit. The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $190.5 million and $171.4 million, including $160.9 million and $142.7 million of Programming Charges, during the three months ended March 31, 1998 and 1997, respectively. The Programming Charges include $11.7 million and $9.2 million during the three months ended March 31, 1998 and 1997, respectively, relating to programming purchased by the Company, through Comcast, from suppliers in which Comcast holds an equity interest.

     Comcast has agreed to permit certain of the Company's subsidiaries to defer payment of a portion of the Programming Charges with the deferred portion being treated as a subordinated long-term liability due to affiliate which will not be payable until the subsidiaries' existing long-term debt is retired. In addition, payment of certain of the Programming Charges has been deferred until CalPERS no longer has an interest in the LLC. Programming

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     Charges deferred during the three months ended March 31, 1998 and 1997 were $30.9 million and $26.4 million, respectively. Deferred Programming Charges were $292.8 million and $261.9 million as of March 31, 1998 and December 31, 1997, respectively.

     Current due to affiliates in the Company's condensed consolidated balance sheet primarily consists of amounts due to Comcast and its affiliates under the cost-sharing arrangements described above and amounts payable to Comcast and its affiliates as reimbursement for payments made, in the ordinary course of business, by such affiliates on behalf of the Company.

     The Company has entered into a custodial account arrangement with Comcast Financial Agency Corporation ("CFAC"), a wholly owned subsidiary of Comcast, under which CFAC provides cash management services to the Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. As of March 31, 1998 and December 31, 1997, $74.4 million and $56.6 million, respectively, of the Company's cash was held by CFAC. These amounts have been classified as cash held by an affiliate in the Company's condensed consolidated balance sheet. During the three months ended March 31, 1998 and 1997, the Company recognized investment income of $1.5 million and $1.1 million, respectively, on cash held by CFAC.

5.   STATEMENT OF CASH FLOWS-SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest on its long-term debt of $9.1 million and $54.7 million during the three months ended March 31, 1998 and 1997, respectively. The Company made cash payments for interest on the notes payable to affiliates of $7.4 million during the three months March 31, 1997.

     The Company made cash payments to the respective state taxing authorities for state income taxes of $0.5 million and $0.8 million during the three months ended March 31, 1998 and 1997, respectively.

6.   CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

     The Federal Communications Commission and the Company entered into a "social contract" in which the Company has committed to complete certain system upgrades and improvements by March 1999 in return for which it was able, after December 31, 1997, to move a limited number of previously regulated programming services in certain cable franchises to an unregulated new product tier.

     In October 1997, the State of Connecticut issued draft amended decisions recalculating the maximum permitted basic service rate and installation and equipment charges since 1994 for certain of the Company's cable systems in the State. In April 1998, the Company, the Office of Consumer Counsel of the State of Connecticut and the Office of the Attorney General of the State of Connecticut entered into a Stipulation which, if approved by the Department of Public Utility Control of the State of Connecticut, would settle these rate disputes. While the Company cannot predict the outcome of these proceedings, the Company believes that the ultimate resolution of these pending regulatory matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information for this item is omitted pursuant to Securities and Exchange Commission General Instruction H to Form 10- Q, except as noted below.

Results of Operations

Summarized consolidated financial information for Comcast Cable Communications, Inc. (the "Company") for the three months ended March 31, 1998 and 1997 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                   Three Months Ended
                                                                        March 31,            Increase / (Decrease)
                                                                    1998         1997           $            %
Service income............................................         $541.2       $501.1        $40.1         8.0%
Operating, selling, general and administrative expenses...          368.7        340.0         28.7         8.4
                                                                  -------      -------      -------
Operating income before depreciation and
   amortization (1).......................................          172.5        161.1         11.4         7.1
Depreciation and amortization.............................          161.9        138.8         23.1        16.6
                                                                  -------      -------      -------
Operating income..........................................           10.6         22.3        (11.7)      (52.5)
                                                                  -------      -------      -------
Interest expense..........................................           53.5         56.7         (3.2)       (5.6)
Interest expense on notes payable to affiliates...........           12.9          9.1          3.8        41.8
Investment income and other, net..........................           (2.3)                      2.3          NM
Income tax benefit........................................          (14.4)        (9.3)         5.1        54.8
Minority interest.........................................           (5.2)        (5.0)         0.2         4.0
                                                                  -------      -------      -------
Net loss..................................................         ($33.9)      ($29.2)        $4.7        16.1
                                                                  =======      =======      =======

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

Of the $40.1 million increase in service income for the three month period from 1997 to 1998, $8.5 million is attributable to subscriber growth, $24.3 million relates to changes in rates, $3.9 million is attributable to growth in cable advertising sales and $3.4 million relates to other product offerings.

Of the $28.7 million increase in operating, selling, general and administrative expenses for the three month period from 1997 to 1998, $17.8 million is attributable to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, $2.0 million is attributable to growth in advertising sales and $8.9 million results from increases in the cost of labor, other volume related expenses and costs associated with new product offerings. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Comcast Corporation ("Comcast"), the Company's parent, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives incentive payments based on the number of subscribers receiving the QVC channel. In addition, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

the three months ended March 31, 1998 and 1997, the Company's service income includes $2.5 million and $1.9 million, respectively, relating to QVC.

Comcast, through management agreements, manages the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems and arrange for and supervise (but not necessarily perform itself) certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $31.2 million and $29.0 million during the three months ended March 31, 1998 and 1997, respectively. These management fees are included in selling, general and administrative expenses in the Company's condensed consolidated statement of operations and accumulated deficit.

On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charges each of the Company's subsidiaries for programming on a basis which generally approximates the amount each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are included in operating expenses in the Company's condensed consolidated statement of operations and accumulated deficit. The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $190.5 million and $171.4 million, including $160.9 million and $142.7 million of Programming Charges, during the three months ended March 31, 1998 and 1997, respectively. The Programming Charges include $11.7 million and $9.2 million during the three months ended March 31, 1998 and 1997, respectively, relating to programming purchased by the Company, through Comcast, from suppliers in which Comcast holds an equity interest.

The $23.1 million increase in depreciation and amortization expense for the three month period from 1997 to 1998 is primarily attributable to the effects of capital expenditures and increased losses on asset disposals in connection with the Company's rebuild activities. As a result of the increases in depreciation and amortization expense and interest expense, it is expected that the Company will continue to recognize significant losses for the foreseeable future.

The $3.2 million decrease in interest expense for the three month period from 1997 to 1998 is attributable to fluctuations in the levels of debt and changes in the Company's weighted average interest rate. The Company anticipates that, for the foreseeable future, interest expense will be a significant cost to the Company and will have a significant adverse effect on the Company's ability to realize net earnings. The Company believes it will continue to be able to meet its obligations through its ability both to generate operating income before depreciation and amortization and to obtain external financing.

The $3.8 million increase in interest expense on notes payable to affiliates for the three month period from 1997 to 1998 is primarily attributable to an increase in the balance of notes outstanding.

The $5.1 million increase in income tax benefit for the three month period from 1997 to 1998 is primarily attributable to the increase in the Company's loss before income tax benefit and minority interest.

For the three months ended March 31, 1998 and 1997, the Company's earnings before income tax benefit and fixed charges (interest expense and interest expense on notes payable to affiliates) were $18.1 million and $27.3 million, respectively. Such earnings were not adequate to cover the Company's fixed charges of $66.4 million and $65.8 million for the three months ended March 31, 1998 and 1997, respectively. The Company's fixed charges include non-cash interest expense of $13.0 million and $2.2 million for the three months ended March 31, 1998 and 1997, respectively. The inadequacy of these earnings to cover fixed charges is primarily due to the substantial non-cash charges for depreciation and amortization expense.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

         10.1 Amendment No. 1 to Credit Agreement, dated March 5, 1998, to the Credit Agreement dated as of December 22, 1994 among Comcast MH Holdings, Inc., the banks listed therein, The Chase Manhattan Bank, NationsBank of Texas, N.A., and The
                  Toronto-Dominion Bank, as Arranging Agents, The Bank of New York, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, and Morgan Guaranty Trust Company of New York, as Managing Agents, and NationsBank of Texas, N.A., as Administrative Agent.

         27.1     Financial Data Schedule.

     (b) Reports on Form 8-K - none.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              COMCAST CABLE COMMUNICATIONS, INC.
                                              ----------------------------------





                                               /s/ LAWRENCE S. SMITH
                                               ---------------------------------
                                               Lawrence S. Smith
                                               Executive Vice President
                                               (Principal Accounting Officer)



Date: May 14, 1998