Form 10-Q
period 1998-06-30
COMCAST CABLE COMMUNICATIONS INC
filed 1998-08-14
CIK 1040573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                                  JUNE 30, 1998
                                       OR

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                        Commission File Number 333-30745

                       COMCAST CABLE COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          23-2175755
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                 1105 North Market Street, Wilmington, DE 19801
--------------------------------------------------------------------------------
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

         Yes  X                                       No ___

                           --------------------------

As of June 30, 1998, there were 1,000 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                Number
PART I            FINANCIAL INFORMATION

                  Item 1        Financial Statements

                                Condensed Consolidated Balance Sheet
                                as of June 30, 1998 and December 31,
                                1997 (Unaudited)......................................................2

                                Condensed Consolidated Statement of Operations
                                and Accumulated Deficit for the Six and Three Months
                                Ended June 30, 1998 and 1997 (Unaudited)..............................3

                                Condensed Consolidated Statement of Cash
                                Flows for the Six Months Ended June 30,
                                1998 and 1997 (Unaudited).............................................4

                                Notes to Condensed Consolidated
                                Financial Statements (Unaudited)..................................5 - 8

                  Item 2        Management's Discussion and Analysis
                                of Financial Condition and Results of
                                Operations.......................................................9 - 11

PART II           OTHER INFORMATION

                  Item 1        Legal Proceedings....................................................12

                  Item 6        Exhibits and Reports on Form 8-K.....................................12

                  SIGNATURE..........................................................................13

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                  (Dollars in millions, except share data)
                                                                                         June 30,       December 31,
                                                                                           1998             1997
                                                                                           ----             ----
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................            $53.0             $40.7
   Short-term investments.......................................................              0.3               0.4
   Cash held by an affiliate....................................................             32.2              56.6
   Accounts receivable, less allowance for doubtful
     accounts of $16.9 and $16.7................................................             71.1              72.8
   Inventories..................................................................             34.1              31.3
   Other current assets.........................................................             14.9              18.0
                                                                                         --------          --------
       Total current assets.....................................................            205.6             219.8
                                                                                         --------          --------
PROPERTY AND EQUIPMENT..........................................................          2,978.3           2,667.3
   Accumulated depreciation.....................................................         (1,124.6)         (1,021.2)
                                                                                         --------          --------
   Property and equipment, net..................................................          1,853.7           1,646.1
                                                                                         --------          --------
DEFERRED CHARGES................................................................          5,818.5           5,655.7
   Accumulated amortization.....................................................         (1,623.1)         (1,463.8)
                                                                                         --------          --------
   Deferred charges, net........................................................          4,195.4           4,191.9
                                                                                         --------          --------
                                                                                         $6,254.7          $6,057.8
                                                                                         ========          ========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................           $239.8            $239.9
   Accrued interest.............................................................             29.9              26.6
   Current portion of long-term debt............................................              3.1              52.8
   Due to affiliates............................................................            122.5             125.6
                                                                                         --------          --------
       Total current liabilities................................................            395.3             444.9
                                                                                         --------          --------
LONG-TERM DEBT, less current portion............................................          2,709.1           2,554.9
                                                                                         --------          --------
MINORITY INTEREST AND OTHER.....................................................            195.5             208.5
                                                                                         --------          --------
NOTES PAYABLE TO AFFILIATES.....................................................            814.8             695.2
                                                                                         --------          --------
DUE TO AFFILIATE................................................................            462.6             398.8
                                                                                         --------          --------
DEFERRED INCOME TAXES, due to affiliate.........................................          1,464.5           1,488.4
                                                                                         --------          --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, $1 par value - authorized and issued, 1,000 shares.............
   Additional capital...........................................................          3,066.2           3,066.2
   Accumulated deficit..........................................................         (2,853.3)         (2,799.1)
                                                                                         --------          --------
       Total stockholder's equity...............................................            212.9             267.1
                                                                                         --------          --------
                                                                                         $6,254.7          $6,057.8
                                                                                         ========          ========

See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                                   (Amounts in millions)
                                                                        Six Months Ended         Three Months Ended
                                                                            June 30,                  June 30,
                                                                       1998         1997         1998         1997
SERVICE INCOME................................................       $1,109.5     $1,021.9        $568.3       $520.8
                                                                    ---------    ---------     ---------    ---------

COSTS AND EXPENSES
   Operating..................................................          486.5        450.7         243.7        225.4
   Selling, general and administrative........................          252.5        233.6         126.6        118.9
   Depreciation and amortization..............................          323.6        306.8         161.7        168.0
                                                                    ---------    ---------     ---------    ---------
                                                                      1,062.6        991.1         532.0        512.3
                                                                    ---------    ---------     ---------    ---------

OPERATING INCOME..............................................           46.9         30.8          36.3          8.5

OTHER (INCOME) EXPENSE
   Interest expense...........................................          107.9        119.9          54.4         63.2
   Interest expense on notes payable to affiliates............           27.3         12.4          14.4          3.3
   Investment income and other, net...........................           (3.9)        (2.0)         (1.6)        (2.0)
                                                                    ---------    ---------     ---------    ---------
                                                                        131.3        130.3          67.2         64.5
                                                                    ---------    ---------     ---------    ---------

LOSS BEFORE INCOME TAX BENEFIT, MINORITY INTEREST AND
   EXTRAORDINARY ITEMS........................................          (84.4)       (99.5)        (30.9)       (56.0)

INCOME TAX BENEFIT............................................          (20.7)       (23.5)         (6.3)       (14.2)
                                                                    ---------    ---------     ---------    ---------

LOSS BEFORE MINORITY INTEREST AND EXTRAORDINARY
   ITEMS......................................................          (63.7)       (76.0)        (24.6)       (41.8)

MINORITY INTEREST.............................................           (9.5)       (10.2)         (4.3)        (5.2)
                                                                    ---------    ---------     ---------    ---------

LOSS BEFORE EXTRAORDINARY ITEMS...............................          (54.2)       (65.8)        (20.3)       (36.6)

EXTRAORDINARY ITEMS...........................................                       (15.5)                     (15.5)
                                                                    ---------    ---------     ---------    ---------

NET LOSS......................................................          (54.2)       (81.3)        (20.3)       (52.1)

ACCUMULATED DEFICIT
   Beginning of period........................................       (2,799.1)    (2,124.0)     (2,833.0)    (2,153.2)
   Elimination of outstanding notes receivable from affiliate
      through a non-cash dividend to parent...................                      (546.3)                    (546.3)
                                                                    ---------    ---------     ---------    ---------

   End of period..............................................      ($2,853.3)   ($2,751.6)    ($2,853.3)   ($2,751.6)
                                                                    =========    =========     =========    =========

See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                             (Dollars in millions)
                                                                                             Six Months Ended June 30,
                                                                                           1998             1997
                                                                                           ----             ----
OPERATING ACTIVITIES
   Net loss.....................................................................           ($54.2)           ($81.3)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization..............................................            323.6             306.8
     Non-cash interest expense..................................................              0.2               1.1
     Non-cash interest expense on notes payable to affiliates...................             27.3               1.2
     Deferred expenses charged by an affiliate..................................             63.8              54.6
     Loss on sale of investment.................................................                                1.6
     Extraordinary items........................................................                               15.5
     Minority interest..........................................................             (9.5)            (10.2)
     Deferred income tax benefit, due to affiliate..............................            (23.7)            (44.2)
     Other......................................................................             (0.1)
                                                                                         --------          --------
                                                                                            327.4             245.1

     Changes in working capital accounts........................................              1.6              11.9
                                                                                         --------          --------

           Net cash provided by operating activities............................            329.0             257.0
                                                                                         --------          --------

FINANCING ACTIVITIES
   Proceeds from borrowings.....................................................            817.0           1,805.8
   Repayments of long-term debt.................................................           (712.7)         (1,937.7)
   Proceeds from notes payable to affiliates....................................             92.3             141.0
   Repayment of notes payable to affiliates.....................................                             (100.8)
   Net transactions with affiliates.............................................             (3.1)             56.2
   Deferred financing costs.....................................................             (0.7)            (15.2)
                                                                                         --------          --------
           Net cash provided by (used in) financing activities..................            192.8             (50.7)
                                                                                         --------          --------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...........................................           (219.4)             (7.1)
   Capital expenditures.........................................................           (293.7)           (251.5)
   Sale of short-term investments...............................................              0.1              21.2
   Decrease in cash held by an affiliate........................................             24.4              43.7
   Additions to deferred charges and other......................................            (20.9)             (6.8)
                                                                                         --------          --------

           Net cash used in investing activities................................           (509.5)           (200.5)
                                                                                         --------          --------

INCREASE IN CASH AND CASH EQUIVALENTS...........................................             12.3               5.8

CASH AND CASH EQUIVALENTS, beginning of period..................................             40.7              38.4
                                                                                         --------          --------

CASH AND CASH EQUIVALENTS, end of period........................................            $53.0             $44.2
                                                                                         ========          ========

See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1997 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1998 and 1997 and the condensed consolidated statement of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Comcast Cable Communications, Inc. (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1998 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended June 30, 1998 are not necessarily indicative of operating results for the full year.

     Reorganization
     On April 24, 1997, Comcast Corporation ("Comcast"), the Company's parent, completed a restructuring of the legal organization of certain of its subsidiaries (the "Reorganization"). The Reorganization involved Comcast's contribution to the Company of ownership interests in certain of its consolidated subsidiaries, all of which were under Comcast's direct or indirect control (the "Contributed Subsidiaries"). The Reorganization has been accounted for in a manner similar to a pooling of interests. Accordingly, the Company's condensed consolidated financial statements for the six and three months ended June 30, 1997 include the accounts of the Contributed Subsidiaries.

     In addition, certain expenses directly related to the Company's operations which were historically paid by Comcast on behalf of the Company have been reflected in the Company's condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1997.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncement
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is effective for fiscal years beginning after June 15, 1999. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1998.

3.   LONG-TERM DEBT

     Interest Rates
     As of June 30, 1998 and December 31, 1997, the Company's effective weighted average interest rate on its long-term debt outstanding was 7.93% and 8.14%, respectively.

     Lines of Credit
     In March 1998, the revolving credit facility of a majority owned subsidiary of the Company was amended to, among other things, increase borrowings available to the subsidiary from $750.0 million to $875.0 million and to defer

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     scheduled maturities of long-term debt. Available borrowings under the subsidiary's revolving credit facility, as amended, reduce quarterly in installments beginning in 1999 through its final maturity in 2003.

     As of July 31, 1998, certain subsidiaries of the Company had unused lines of credit of $658.0 million. The availability and use of the unused lines of credit are restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

     Extraordinary Items
     In connection with the refinancing and redemption of certain subsidiaries' indebtedness, the Company expensed unamortized debt acquisition costs and incurred debt extinguishment costs of $23.9 million, resulting in extraordinary losses, net of tax, of $15.5 million during the six and three months ended June 30, 1997.

4.   NOTES PAYABLE TO AFFILIATES

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

     As of June 30, 1998 and December 31, 1997, Notes Payable include $762.9 million and $670.6 million principal amount of Notes Payable to Comcast and certain of its wholly owned subsidiaries. Notes payable to affiliates bear interest at rates ranging from 7.25% to 9.25% as of June 30, 1998 (weighted average interest rate of 7.80% and 7.71% as of June 30, 1998 and December 31, 1997) with maturities from 2002 to 2007. The notes are payable to Comcast and certain of its wholly owned subsidiaries. The Company incurred $27.3 million, $12.4 million, $14.4 million and $3.3 million of interest expense on the notes during the six and three months ended June 30, 1998 and 1997, respectively. Accrued interest relating to such notes of $51.9 million and $24.6 million is included in notes payable to affiliates as of June 30, 1998 and December 31, 1997, respectively.

5.   RELATED PARTY TRANSACTIONS

     Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives incentive payments based on the number of subscribers receiving the QVC channel. In addition, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the six and three months ended June 30, 1998 and 1997, the Company's service income includes $4.5 million, $4.0 million, $2.0 million and $2.1 million, respectively, relating to QVC.

     Comcast, through management agreements, manages the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems and arrange for and supervise (but not necessarily perform itself) certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $63.9 million, $58.8 million, $32.7 million and $29.8 million during the six and three months ended June 30, 1998 and 1997, respectively. These management fees are included in selling, general and administrative expenses in the Company's condensed consolidated statement of operations and accumulated deficit. Comcast has agreed to permit certain subsidiaries of the Company to defer payment of a portion of these expenses with the deferred portion being treated as a subordinated long-term liability due to affiliate which will not be paid until the subsidiaries' existing long-term debt is retired. In addition, payment of certain of these expenses has been deferred until the California Public Employees' Retirement System ("CalPERS") no longer has an interest in Comcast MHCP Holdings, LLC (the "LLC"), a majority owned subsidiary of the Company. Management fees deferred during the six months ended June 30, 1998 and 1997 were $2.7 million and $2.4 million, respectively. Deferred management fees were $139.6 million and $136.9 million as of June 30, 1998 and December 31, 1997, respectively.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charges each of the Company's subsidiaries for programming on a basis which generally approximates the amount each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are included in operating expenses in the Company's condensed consolidated statement of operations and accumulated deficit. The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $380.4 million, $343.3 million, $189.9 million and $171.9 million, including $320.8 million, $286.4 million, $159.9 million and $143.7 million of Programming Charges, during the six and three months ended June 30, 1998 and 1997, respectively. The Programming Charges include $24.5 million, $19.7 million, $12.8 million and $10.5 million during the six and three months ended June 30, 1998 and 1997, respectively, relating to programming purchased by the Company, through Comcast, from suppliers in which Comcast holds an equity interest.

     Comcast has agreed to permit certain of the Company's subsidiaries to defer payment of a portion of the Programming Charges with the deferred portion being treated as a subordinated long-term liability due to affiliate which will not be payable until the subsidiaries' existing long-term debt is retired. In addition, payment of certain of the Programming Charges has been deferred until CalPERS no longer has an interest in the LLC. Programming Charges deferred during the six months ended June 30, 1998 and 1997 were $61.1 million and $52.2 million, respectively. Deferred Programming Charges were $323.0 million and $261.9 million as of June 30, 1998 and December 31, 1997, respectively.

     Current due to affiliates in the Company's condensed consolidated balance sheet primarily consists of amounts due to Comcast and its affiliates under the cost-sharing arrangements described above and amounts payable to Comcast and its affiliates as reimbursement for payments made, in the ordinary course of business, by such affiliates on behalf of the Company.

     The Company has entered into a custodial account arrangement with Comcast Financial Agency Corporation ("CFAC"), a wholly owned subsidiary of Comcast, under which CFAC provides cash management services to the Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. As of June 30, 1998 and December 31, 1997, $32.2 million and $56.6 million, respectively, of the Company's cash was held by CFAC. These amounts have been classified as cash held by an affiliate in the Company's condensed consolidated balance sheet. During the six and three months ended June 30, 1998 and 1997, the Company recognized investment income of $2.2 million, $1.9 million, $0.7 million and $0.8 million, respectively, on cash held by CFAC.

6.   STATEMENT OF CASH FLOWS-SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest on its long-term debt of $104.4 million, $112.7 million, $95.3 million and $58.0 million during the six and three months ended June 30, 1998 and 1997, respectively. The Company made cash payments for interest on the notes payable to affiliates of $11.2 million and $3.8 million during the six and three months June 30, 1997.

     The Company made cash payments for state income taxes of $4.1 million, $4.4 million, $3.6 million and $3.6 million during the six and three months ended June 30, 1998 and 1997, respectively.

7.   CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     The Federal Communications Commission and the Company entered into a "social contract" in which the Company has committed to complete certain system upgrades and improvements by March 1999 in return for which it was able, after December 31, 1997, to move a limited number of previously regulated programming services in certain cable franchises to an unregulated new product tier.

     In June 1998, the Department of Public Utility Control of the State of Connecticut issued an Amended Decision resolving a dispute pending since 1994 involving basic service rates and equipment and installation charges for certain of the Company's cable systems in the State. The Amended Decision provides for refunds of approximately $1.8 million over a one-year period to subscribers and establishes maximum permitted basic service rates and equipment and installation charges through March 1999.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information for this item is omitted pursuant to Securities and Exchange Commission General Instruction H to Form 10- Q, except as noted below.

Results of Operations

Summarized consolidated financial information for Comcast Cable Communications, Inc. (the "Company") for the six and three months ended June 30, 1998 and 1997 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                    Six Months Ended
                                                                        June 30,             Increase / (Decrease)
                                                                   1998         1997             $           %
Service income............................................       $1,109.5     $1,021.9         $87.6        8.6%
Operating, selling, general and administrative expenses...          739.0        684.3          54.7        8.0
                                                                 --------     --------         -----
Operating income before depreciation and
   amortization (1).......................................          370.5        337.6          32.9        9.7
Depreciation and amortization.............................          323.6        306.8          16.8        5.5
                                                                 --------     --------         -----
Operating income..........................................           46.9         30.8          16.1       52.3
                                                                 --------     --------         -----
Interest expense..........................................          107.9        119.9         (12.0)     (10.0)
Interest expense on notes payable to affiliates...........           27.3         12.4          14.9         NM
Investment income and other, net..........................           (3.9)        (2.0)          1.9       95.0
Income tax benefit........................................          (20.7)       (23.5)         (2.8)     (11.9)
Minority interest.........................................           (9.5)       (10.2)         (0.7)      (6.9)
Extraordinary items.......................................                       (15.5)        (15.5)        NM
                                                                 --------     --------         -----
Net loss..................................................         ($54.2)      ($81.3)       ($27.1)      33.3%
                                                                 ========     ========         =====

                                                                    Three Months Ended
                                                                        June 30,              Increase / (Decrease)
                                                                   1998         1997             $           %

Service income............................................         $568.3       $520.8         $47.5        9.1%
Operating, selling, general and administrative expenses...          370.3        344.3          26.0        7.6
                                                                 --------     --------         -----
Operating income before depreciation and
   amortization (1).......................................          198.0        176.5          21.5       12.2
Depreciation and amortization.............................          161.7        168.0          (6.3)      (3.8)
                                                                 --------     --------         -----
Operating income..........................................           36.3          8.5          27.8         NM
                                                                 --------     --------         -----
Interest expense..........................................           54.4         63.2          (8.8)     (13.9)
Interest expense on notes payable to affiliates...........           14.4          3.3          11.1         NM
Investment income and other, net..........................           (1.6)        (2.0)         (0.4)     (20.0)
Income tax benefit........................................           (6.3)       (14.2)         (7.9)     (55.6)
Minority interest.........................................           (4.3)        (5.2)         (0.9)     (17.3)
Extraordinary items.......................................                       (15.5)        (15.5)        NM
                                                                 --------     --------         -----
Net loss..................................................         ($20.3)      ($52.1)       ($31.8)      61.0%
                                                                 ========     ========         =====
------------

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

     be comparable to similarly titled measures of other companies. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

Of the respective $87.6 million and $47.5 million increases in service income for the six and three month periods from 1997 to 1998, $9.9 million is attributable to the effects of the acquisitions of cable communications systems, $17.1 million and $8.6 million are attributable to subscriber growth, $50.2 million and $25.9 million relate to changes in rates, $9.3 million and $5.4 million are attributable to growth in cable advertising sales and the remaining changes relate to other product offerings.

Of the respective $54.7 million and $26.0 million increases in operating, selling, general and administrative expenses for the six and three month periods from 1997 to 1998, $6.6 million is attributable to the effects of the acquisitions of cable communication systems, $31.0 million and $13.2 million are attributable to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, $3.6 million and $1.6 million are attributable to growth in advertising sales and $13.5 million and $4.6 million result from increases in the cost of labor, other volume related expenses and costs associated with new product offerings. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Comcast Corporation ("Comcast"), the Company's parent, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives incentive payments based on the number of subscribers receiving the QVC channel. In addition, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the six and three months ended June 30, 1998 and 1997, the Company's service income includes $4.5 million, $4.0 million, $2.0 million and $2.1 million, respectively, relating to QVC.

Comcast, through management agreements, manages the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems and arrange for and supervise (but not necessarily perform itself) certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $63.9 million, $58.8 million, $32.7 million and $29.8 million during the six and three months ended June 30, 1998 and 1997, respectively. These management fees are included in selling, general and administrative expenses in the Company's condensed consolidated statement of operations and accumulated deficit.

On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charges each of the Company's subsidiaries for programming on a basis which generally approximates the amount each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are included in operating expenses in the Company's condensed consolidated statement of operations and accumulated deficit. The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $380.4 million, $343.3 million, $189.9 million and $171.9 million, including $320.8 million, $286.4 million, $159.9 million and $143.7 million of Programming Charges, during the six and three months ended June 30, 1998 and 1997, respectively. The Programming Charges include $24.5 million, $19.7 million, $12.8 million and $10.5 million during the six and three months ended June 30, 1998 and 1997, respectively, relating to programming purchased by the Company, through Comcast, from suppliers in which Comcast holds an equity interest.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

The $16.8 million increase in depreciation and amortization expense for the six month period from 1997 to 1998 is primarily attributable to the effects of capital expenditures and increased losses on asset disposals in connection with the Company's cable system rebuild activities.

The $6.3 million decrease in depreciation and amortization expense for the three month period from 1997 to 1998 is primarily attributable to the effects of the final purchase price allocation during the three months ended June 30, 1997 relating to the November 1996 acquisition of the cable television operations of The E.W. Scripps Company.

The respective $12.0 million and $8.8 million decreases in interest expense for the six and three month periods from 1997 to 1998 are primarily attributable to reduced levels of debt outstanding offset, in part, by an increase in the Company's weighted average interest rate. The Company anticipates that, for the foreseeable future, interest expense will be a significant cost to the Company and will have a significant adverse effect on the Company's ability to realize net earnings. The Company believes it will continue to be able to meet its obligations through its ability both to generate operating income before depreciation and amortization and to obtain external financing.

The respective $14.9 million and $11.1 million increases in interest expense on notes payable to affiliates for the six and three month periods from 1997 to 1998 are primarily attributable to increases in the balance of notes outstanding.

As a result of the signficant levels of depreciation and amortization expense and interest expense, it is expected that the Company will continue to recognize significant losses for the foreseeable future.

The respective $2.8 million and $7.9 million decreases in income tax benefit for the six and three month periods from 1997 to 1998 are primarily attributable to decreases in the Company's loss before income tax benefit, minority interest and extraordinary items.

In connection with the refinancing and redemption of certain subsidiaries' indebtedness, the Company expensed unamortized debt acquisition costs and incurred debt extinguishment costs of $23.9 million, resulting in extraordinary losses, net of tax, of $15.5 million during the six and three months ended June 30, 1997.

For the six and three months ended June 30, 1998 and 1997, the Company's earnings before extraordinary items, income tax benefit and fixed charges (interest expense and interest expense on notes payable to affiliates) were $60.3 million, $43.0 million, $42.2 million and $15.7 million, respectively. Such earnings were not adequate to cover the Company's fixed charges of $135.2 million, $132.3 million, $68.8 million and $66.5 million for the six and three months ended June 30, 1998 and 1997, respectively. The Company's fixed charges include non-cash interest expense of $27.5 million, $2.3 million, $14.5 million and $0.1 million for the six and three months ended June 30, 1998 and 1997, respectively. The inadequacy of these earnings to cover fixed charges is primarily due to the substantial non-cash charges for depreciation and amortization expense.

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

         27.1     Financial Data Schedule.

     (b) Reports on Form 8-K - none.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COMCAST CABLE COMMUNICATIONS, INC.



                                      /S/ LAWRENCE S. SMITH
                                      Lawrence S. Smith
                                      Executive Vice President
                                      (Principal Accounting Officer)



Date: August 14, 1998