Form 10-Q
period 1998-09-30
COMCAST CABLE COMMUNICATIONS INC
filed 1998-11-16
CIK 1040573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                               SEPTEMBER 30, 1998
                                       OR

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

         Yes  X                                    No ___

                           --------------------------

As of September 30, 1998, there were 1,000 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Number

PART I    FINANCIAL INFORMATION

          Item 1    Financial Statements

                    Condensed Consolidated Balance Sheet
                    as of September 30, 1998 and December 31,
                    1997 (Unaudited)........................................2

                    Condensed Consolidated Statement of Operations
                    and Accumulated Deficit for the Nine and Three Months
                    Ended September 30, 1998 and 1997 (Unaudited)...........3

                    Condensed Consolidated Statement of Cash
                    Flows for the Nine Months Ended September 30,
                    1998 and 1997 (Unaudited)...............................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)....................5 - 9

          Item 2    Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations........................................10 - 14

PART II   OTHER INFORMATION

          Item 1    Legal Proceedings......................................15

          Item 6    Exhibits and Reports on Form 8-K.......................15

          SIGNATURE........................................................16

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                                         CONDENSED CONSOLIDATED BALANCE SHEET
                                                      (Unaudited)
                                                                                    (Dollars in millions, except share data)
                                                                                         September 30,    December 31,
                                                                                             1998             1997
                                                                                             ----             ----
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................            $53.2             $40.7
   Short-term investments.......................................................              0.3               0.4
   Investments, available for sale..............................................             10.3
   Cash held by an affiliate....................................................             28.8              56.6
   Accounts receivable, less allowance for doubtful
     accounts of $20.2 and $16.7................................................             73.1              72.8
   Inventories..................................................................             32.6              31.3
   Other current assets.........................................................             17.7              18.0
                                                                                         --------          --------
       Total current assets.....................................................            216.0             219.8
                                                                                         --------          --------
PROPERTY AND EQUIPMENT..........................................................          3,131.3           2,667.3
   Accumulated depreciation.....................................................         (1,173.5)         (1,021.2)
                                                                                         --------          --------
   Property and equipment, net..................................................          1,957.8           1,646.1
                                                                                         --------          --------
DEFERRED CHARGES................................................................          5,833.6           5,655.7
   Accumulated amortization.....................................................         (1,705.2)         (1,463.8)
                                                                                         --------          --------
   Deferred charges, net........................................................          4,128.4           4,191.9
                                                                                         --------          --------
                                                                                         $6,302.2          $6,057.8
                                                                                         ========          ========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................           $261.9            $239.9
   Accrued interest.............................................................             70.0              26.6
   Current portion of long-term debt............................................              0.1              52.8
   Due to affiliates............................................................            129.6             125.6
                                                                                         --------          --------
       Total current liabilities................................................            461.6             444.9
                                                                                         --------          --------
LONG-TERM DEBT, less current portion............................................          2,699.1           2,554.9
                                                                                         --------          --------
MINORITY INTEREST AND OTHER.....................................................            190.3             208.5
                                                                                         --------          --------
NOTES PAYABLE TO AFFILIATES.....................................................            809.6             695.2
                                                                                         --------          --------
DUE TO AFFILIATE................................................................            493.8             398.8
                                                                                         --------          --------
DEFERRED INCOME TAXES, due to affiliate.........................................          1,456.2           1,488.4
                                                                                         --------          --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, $1 par value - authorized and issued, 1,000 shares.............
   Additional capital...........................................................          3,066.2           3,066.2
   Accumulated deficit..........................................................         (2,874.9)         (2,799.1)
   Unrealized gains on marketable securities....................................              0.3
                                                                                         --------          --------
       Total stockholder's equity...............................................            191.6             267.1
                                                                                         --------          --------
                                                                                         $6,302.2          $6,057.8
                                                                                         ========          ========

See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                                   (Dollars in millions)
                                                                        Nine Months Ended        Three Months Ended
                                                                          September 30,             September 30,
                                                                       1998         1997         1998         1997
SERVICE INCOME................................................       $1,681.2     $1,537.0        $571.7       $515.1
                                                                    ---------    ---------     ---------    ---------

COSTS AND EXPENSES
   Operating..................................................          728.9        668.6         242.4        217.9
   Selling, general and administrative........................          381.7        350.7         129.2        117.1
   Depreciation and amortization..............................          495.1        462.7         171.5        155.9
                                                                    ---------    ---------     ---------    ---------
                                                                      1,605.7      1,482.0         543.1        490.9
                                                                    ---------    ---------     ---------    ---------

OPERATING INCOME..............................................           75.5         55.0          28.6         24.2

OTHER (INCOME) EXPENSE
   Interest expense...........................................          163.0        174.2          55.1         54.3
   Interest expense on notes payable to affiliates............           42.0         24.8          14.7         12.4
   Investment income, net.....................................          (12.6)        (3.6)         (8.8)        (1.6)
   Other......................................................           (0.7)        (0.1)         (0.6)        (0.1)
                                                                    ---------    ---------     ---------    ---------
                                                                        191.7        195.3          60.4         65.0
                                                                    ---------    ---------     ---------    ---------
LOSS BEFORE INCOME TAX BENEFIT, MINORITY
   INTEREST AND EXTRAORDINARY ITEMS...........................         (116.2)      (140.3)        (31.8)       (40.8)

INCOME TAX BENEFIT............................................          (27.6)       (26.6)         (6.9)        (3.1)
                                                                    ---------    ---------     ---------    ---------

LOSS BEFORE MINORITY INTEREST AND
   EXTRAORDINARY ITEMS........................................          (88.6)      (113.7)        (24.9)       (37.7)

MINORITY INTEREST.............................................          (12.9)       (15.8)         (3.4)        (5.6)
                                                                    ---------    ---------     ---------    ---------

LOSS BEFORE EXTRAORDINARY ITEMS...............................          (75.7)       (97.9)        (21.5)       (32.1)

EXTRAORDINARY ITEMS...........................................           (0.1)       (17.6)         (0.1)        (2.1)
                                                                    ---------    ---------     ---------    ---------

NET LOSS......................................................          (75.8)      (115.5)        (21.6)       (34.2)

ACCUMULATED DEFICIT
   Beginning of period........................................       (2,799.1)    (2,124.0)     (2,853.3)    (2,751.6)
   Elimination of outstanding notes receivable from
     affiliate through a non-cash dividend to parent..........                      (546.3)
                                                                    ---------    ---------     ---------    ---------
   End of Period..............................................      ($2,874.9)   ($2,785.8)    ($2,874.9)   ($2,785.8)
                                                                    =========    =========     =========    =========

See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                            (Dollars in millions)
                                                                                       Nine Months Ended September 30,
                                                                                            1998             1997
                                                                                            ----             ----
OPERATING ACTIVITIES
   Net loss.....................................................................           ($75.8)          ($115.5)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization..............................................            495.1             462.7
     Non-cash interest expense..................................................              0.3               1.3
     Non-cash interest expense on notes payable to affiliates...................             42.0               1.2
     Deferred expenses charged by an affiliate..................................             95.0              81.0
     (Gain) loss on sales of investments........................................             (7.9)              1.6
     Extraordinary items........................................................              0.1              17.6
     Minority interest..........................................................            (12.9)            (15.8)
     Deferred income tax benefit, due to affiliate..............................            (32.1)            (57.8)
     Other......................................................................             (0.8)
                                                                                         --------          --------
                                                                                            503.0             376.3

     Change in working capital accounts.........................................             58.7              41.4
                                                                                         --------          --------

           Net cash provided by operating activities............................            561.7             417.7
                                                                                         --------          --------

FINANCING ACTIVITIES
   Proceeds from borrowings.....................................................            827.0           1,805.8
   Repayments of long-term debt.................................................           (735.9)         (2,392.8)
   Proceeds from notes payable to affiliates....................................             92.4             638.3
   Repayment of notes payable to affiliates.....................................            (20.0)           (140.8)
   Net transactions with affiliates.............................................              4.0              29.7
   Deferred financing costs and other...........................................             (0.7)            (15.6)
                                                                                         --------          --------

           Net cash provided by (used in) financing activities..................            166.8             (75.4)
                                                                                         --------          --------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...........................................           (219.4)             (7.1)
   Sales of short-term investments..............................................              0.1              21.4
   Capital expenditures.........................................................           (488.2)           (367.1)
   Decrease in cash held by an affiliate........................................             27.8              16.6
   Additions to deferred charges and other......................................            (36.3)            (10.7)
                                                                                         --------          --------

           Net cash used in investing activities................................           (716.0)           (346.9)
                                                                                         --------          --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................             12.5              (4.6)

CASH AND CASH EQUIVALENTS, beginning of period..................................             40.7              38.4
                                                                                         --------          --------

CASH AND CASH EQUIVALENTS, end of period........................................            $53.2             $33.8
                                                                                         ========          ========

See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1997 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statement of operations and accumulated deficit for the nine and three months ended September 30, 1998 and 1997 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Comcast Cable
     Communications, Inc. (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1998 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 1998 are not necessarily indicative of operating results for the full year.

     Reorganization
     On April 24, 1997, Comcast Corporation ("Comcast"), the Company's parent, completed a restructuring of the legal organization of certain of its subsidiaries (the "Reorganization"). The Reorganization involved Comcast's contribution to the Company of ownership interests in certain of its consolidated subsidiaries, all of which were under Comcast's direct or indirect control (the "Contributed Subsidiaries"). The Reorganization has been accounted for in a manner similar to a pooling of interests. Accordingly, the Company's condensed consolidated financial statements for the nine months ended September 30, 1997 include the accounts of the Contributed Subsidiaries.

     In addition, certain expenses directly related to the Company's operations which were historically paid by Comcast on behalf of the Company have been reflected in the Company's condensed consolidated statement of operations and accumulated deficit for the nine months ended September 30, 1997.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncement
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is effective for fiscal years beginning after June 15, 1999. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

     Comprehensive Income (Loss)
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The Company adopted SFAS No. 130 effective January 1, 1998. Total comprehensive loss for the nine and three months ended September 30, 1998 and 1997 was $75.5 million, $115.5 million, $21.3 million and $34.2 million, respectively. Total comprehensive loss includes net loss and unrealized gains (losses) on marketable securities for the periods presented.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1998.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

3.   SIGNIFICANT EVENTS

     AT&T Acquisition of TCGI
     In January 1998, AT&T Corp. ("AT&T") entered into a definitive merger agreement with Teleport Communications Group, Inc. ("TCGI"). Upon closing of the merger on July 23, 1998, the Company received 173,532 shares of unregistered AT&T common stock in exchange (the "Exchange") for the 184,022 shares of TCGI Class B Common Stock held by the Company. As a result of the Exchange, the Company recognized a pre-tax gain of $7.9 million during the nine and three months ended September 30, 1998, representing the difference between the fair value of the AT&T stock received and the Company's basis in TCGI. Such gain is included in investment income in the Company's condensed consolidated statement of operations and accumulated deficit. The Company has registration rights, subject to customary restrictions, which allow the Company to effect a registration of the AT&T shares received. As of September 30, 1998, the Company has recorded its investment in AT&T, classified as available for sale, at its estimated fair value. The unrealized pre-tax gain of $0.5 million has been reported in the Company's condensed consolidated balance sheet as a component of stockholder's equity, net of related deferred income tax expense of $0.2 million.

     Acquisition of Jones Intercable
     In September 1998, Comcast determined that it would contribute, via a capital contribution to the Company, all of the shares in Jones Intercable, Inc. ("Jones Intercable") to be acquired by Comcast from BCI Telecom Holding and affiliates of Glenn R. Jones (the "Jones Acquisition") in transactions previously announced by Comcast. The shares to be acquired consist of an aggregate of approximately 12.8 million shares of Jones Intercable Class A Common Stock and approximately 2.9 million shares of Jones Intercable Common Stock (the "Common Stock"), representing approximately 37% of the economic and 47% of the voting interest in Jones Intercable. In addition, the 2.9 million shares of Common Stock will represent approximately 57% of the outstanding Common Stock which class of stock elects 75% of the Board of Directors of Jones Intercable. The transaction will be funded either with new borrowings, with available borrowings under existing lines of credit or by other means. Jones Intercable, a public company, owns or manages cable operations serving approximately 1.0 million customers.

     The contribution, which is subject to the receipt of required regulatory and other approvals, will be effective immediately following closing of the Jones Acquisition, which is expected to occur in the first quarter of 1999. As a result, Jones Intercable will become a consolidated public-company subsidiary of the Company.

4.   LONG-TERM DEBT

     Debt Offering
     On November 10, 1998, the Company announced that it has sold $800.0 million aggregate principal amount of 6.20% senior notes due 2008 in a public offering (the "Offering"). Interest on the notes will be payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1999. The notes are redeemable only upon maturity on November 15, 2008. The Company expects to use substantially all of the net proceeds from the Offering to repay existing notes payable to affiliates (see Note 5) and for general purposes. The Offering is expected to close on November 16, 1998.

     Interest Rates
     As of September 30, 1998 and December 31, 1997, the Company's effective weighted average interest rate on its long-term debt outstanding was 7.88% and 8.14%, respectively.

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     As of November 2, 1998, certain subsidiaries of the Company had unused lines of credit of $568.0 million, $68.0 million of which is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

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

5.   NOTES PAYABLE TO AFFILIATES

     In April 1998, the Company issued a $20.0 million principal amount note, payable to a subsidiary of Comcast which bears interest at a rate of 8.5% and is due in 2007. In September 1998, the Company repaid the $20.0 million principal amount note with existing cash held by an affiliate. In May 1998, the Company issued an additional $72.4 million principal amount note, payable to a subsidiary of Comcast which bears interest at a rate of 8.5% and is due in 2007. Borrowings under these notes were used by the Company for debt service requirements and general purposes.

     As of September 30, 1998 and December 31, 1997, Notes Payable include $743.0 million and $670.6 million principal amount of Notes Payable to Comcast and certain of its wholly owned subsidiaries. Notes payable to affiliates bear interest at rates ranging from 7.25% to 9.25% as of September 30, 1998 (weighted average interest rate of 7.78% and 7.71% as of September 30, 1998 and December 31, 1997) with maturities from 2002 to 2007. The notes are payable to Comcast and certain of its wholly owned subsidiaries. The Company incurred $42.0 million, $24.8 million, $14.7 million and $12.4 million of interest expense on the notes during the nine and three months ended September 30, 1998 and 1997, respectively. Accrued interest relating to such notes of $66.6 million and $24.6 million is included in notes payable to affiliates as of September 30, 1998 and December 31, 1997, respectively.

6.   RELATED PARTY TRANSACTIONS

     Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives incentive payments based on the number of subscribers receiving the QVC channel. In addition, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the nine and three months ended September 30, 1998 and 1997, the Company's service income includes $7.0 million, $7.2 million, $2.5 million and $3.2 million, respectively, relating to QVC.

     Comcast, through management agreements, manages the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems and arrange for and supervise (but not necessarily perform itself) certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $96.4 million, $88.0 million, $32.5 million and $29.0 million during the nine and three months ended September 30, 1998 and 1997, respectively. These management fees are included in selling, general and administrative expenses in the Company's condensed consolidated statement of operations and accumulated deficit. Comcast has agreed to permit certain subsidiaries of the Company to defer payment of a portion of these expenses with the deferred portion being treated as a subordinated long-term liability due to affiliate which will not be paid until the subsidiaries' existing long-term debt is retired. In addition, payment of certain of these expenses has been deferred until the California Public Employees' Retirement System ("CalPERS") no longer has an interest in Comcast MHCP Holdings, LLC (the "LLC"), a majority owned subsidiary of the Company. Management fees deferred during the nine months ended September 30, 1998 and 1997 were $4.1 million and $3.5 million, respectively. Deferred

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     management fees were $141.0 million and $136.9 million as of September 30, 1998 and December 31, 1997, respectively.

     On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charges each of the Company's subsidiaries for programming on a basis which generally approximates the amount each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are included in operating expenses in the Company's condensed consolidated statement of operations and accumulated deficit. The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $571.2 million, $506.9 million, $190.8 million and $163.6 million, including $482.5 million, $424.0 million, $161.7 million and $137.6 million of Programming Charges, during the nine and three months ended September 30, 1998 and 1997, respectively. The Programming Charges include $35.6 million, $33.6 million, $11.1 million and $13.8 million during the nine and three months ended September 30, 1998 and 1997, respectively, relating to programming purchased by the Company, through Comcast, from suppliers in which Comcast holds an equity interest.

     Comcast has agreed to permit certain of the Company's subsidiaries to defer payment of a portion of the Programming Charges with the deferred portion being treated as a subordinated long-term liability due to affiliate which will not be payable until the subsidiaries' existing long-term debt is retired. In addition, payment of certain of the Programming Charges has been deferred until CalPERS no longer has an interest in the LLC.
     Programming Charges deferred during the nine months ended September 30, 1998 and 1997 were $90.9 million and $77.5 million, respectively. Deferred Programming Charges were $352.8 million and $261.9 million as of September 30, 1998 and December 31, 1997, respectively.

     Current due to affiliates in the Company's condensed consolidated balance sheet primarily consists of amounts due to Comcast and its affiliates under the cost-sharing arrangements described above and amounts payable to Comcast and its affiliates as reimbursement for payments made, in the ordinary course of business, by such affiliates on behalf of the Company.

     The Company has entered into a custodial account arrangement with Comcast Financial Agency Corporation ("CFAC"), a wholly owned subsidiary of Comcast, under which CFAC provides cash management services to the Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. As of September 30, 1998 and December 31, 1997, $28.8 million and $56.6 million, respectively, of the Company's cash was held by CFAC. These amounts have been classified as cash held by an affiliate in the Company's condensed consolidated balance sheet. During the nine and three months ended September 30, 1998 and 1997, the Company recognized investment income of $2.7 million, $2.8 million, $0.5 million and $0.9 million, respectively, on cash held by CFAC.

7.   STATEMENT OF CASH FLOWS-SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest on its long-term debt of $119.3 million, $130.5 million, $14.9 million and $17.8 million during the nine and three months ended September 30, 1998 and 1997, respectively. The Company made cash payments for interest on the notes payable to affiliates of $23.6 million and $12.4 million during the nine and three months September 30, 1997.

     The Company made cash payments for state income taxes of $4.4 million, $6.1 million, $0.3 million and $1.7 million during the nine and three months ended September 30, 1998 and 1997, respectively.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

8.   COMMITMENTS AND CONTINGENCIES

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information for this item is omitted pursuant to Securities and Exchange Commission General Instruction H to Form 10- Q, except as noted below.

Results of Operations

Summarized consolidated financial information for Comcast Cable Communications, Inc. (the "Company") for the nine and three months ended September 30, 1998 and 1997 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                     Nine Months Ended
                                                                     September 30,            Increase / (Decrease)
                                                                   1998         1997             $            %
Service income............................................       $1,681.2     $1,537.0        $144.2        9.4%
Operating, selling, general and administrative expenses...        1,110.6      1,019.3          91.3        9.0
                                                                 --------     --------
Operating income before depreciation and
   amortization (1).......................................          570.6        517.7          52.9       10.2
Depreciation and amortization.............................          495.1        462.7          32.4        7.0
                                                                 --------     --------
Operating income..........................................           75.5         55.0          20.5       37.3
                                                                 --------     --------
Interest expense..........................................          163.0        174.2         (11.2)      (6.4)
Interest expense on notes payable to affiliates...........           42.0         24.8          17.2       69.4
Investment income, net....................................          (12.6)        (3.6)          9.0         NM
Other.....................................................           (0.7)        (0.1)          0.6         NM
Income tax benefit........................................          (27.6)       (26.6)          1.0        3.8
Minority interest.........................................          (12.9)       (15.8)         (2.9)     (18.4)
Extraordinary items.......................................           (0.1)       (17.6)        (17.5)        NM
                                                                 --------     --------
Net loss..................................................         ($75.8)     ($115.5)       ($39.7)     (34.4%)
                                                                 ========     ========

                                                                     Three Months Ended
                                                                     September 30,             Increase / (Decrease)
                                                                   1998         1997             $            %

Service income............................................         $571.7       $515.1         $56.6       11.0%
Operating, selling, general and administrative expenses...          371.6        335.0          36.6       10.9
                                                                 --------     --------
Operating income before depreciation and
   amortization (1).......................................          200.1        180.1          20.0       11.1
Depreciation and amortization.............................          171.5        155.9          15.6       10.0
                                                                 --------     --------
Operating income..........................................           28.6         24.2           4.4       18.2
                                                                 --------     --------
Interest expense..........................................           55.1         54.3           0.8        1.5
Interest expense on notes payable to affiliates...........           14.7         12.4           2.3       18.5
Investment income, net....................................           (8.8)        (1.6)          7.2         NM
Other.....................................................           (0.6)        (0.1)          0.5         NM
Income tax benefit........................................           (6.9)        (3.1)          3.8         NM
Minority interest.........................................           (3.4)        (5.6)         (2.2)     (39.3)
Extraordinary items.......................................           (0.1)        (2.1)         (2.0)     (95.2)
                                                                 --------     --------
Net loss..................................................         ($21.6)      ($34.2)       ($12.6)     (36.8%)
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


               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


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

Of the respective $144.2 million and $56.6 million increases in service income for the nine and three month periods from 1997 to 1998, $20.0 million and $10.1 million are attributable to the effects of the acquisitions of cable communications systems, $24.8 million and $7.7 million are attributable to subscriber growth, $79.0 million and $28.8 million relate to changes in rates, $14.1 million and $4.8 million are attributable to growth in cable advertising sales and $6.3 million and $5.2 million relate to other product offerings.

Of the respective $91.3 million and $36.6 million increases in operating, selling, general and administrative expenses for the nine and three month periods from 1997 to 1998, $13.1 million and $6.5 million are attributable to the effects of the acquisitions of cable communication systems, $49.3 million and $18.3 million are attributable to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, $5.8 million and $2.2 million are attributable to growth in advertising sales and $23.1 million and $9.6 million result from increases in the cost of labor, other volume related expenses and costs associated with new product offerings. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Comcast Corporation ("Comcast"), the Company's parent, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives incentive payments based on the number of subscribers receiving the QVC channel. In addition, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the nine and three months ended September 30, 1998 and 1997, the Company's service income includes $7.0 million, $7.2 million, $2.5 million and $3.2 million, respectively, relating to QVC.

Comcast, through management agreements, manages the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems and arrange for and supervise (but not necessarily perform itself) certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $96.4 million, $88.0 million, $32.5 million and $29.0 million during the nine and three months ended September 30, 1998 and 1997, respectively. These management fees are included in selling, general and administrative expenses in the
Company's  condensed   consolidated  statement  of  operations  and  accumulated
deficit.

On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charges each of the Company's subsidiaries for programming on a basis which generally approximates the amount each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are included in operating expenses in the Company's condensed consolidated statement of operations and accumulated deficit. The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $571.2 million, $506.9 million, $190.8 million and $163.6 million, including $482.5 million, $424.0 million, $161.7 million and $137.6 million of Programming Charges, during the nine and three months ended September 30, 1998 and 1997, respectively. The Programming Charges include $35.6 million, $33.6 million, $11.1 million and $13.8 million during the nine and three months ended September 30, 1998 and 1997, respectively, relating to programming purchased by the Company, through Comcast, from suppliers in which Comcast holds an equity interest.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


The respective $32.4 million and $15.6 million increases in depreciation and amortization expense for the nine and three month periods from 1997 to 1998 are primarily attributable to the effects of capital expenditures, increased losses on asset disposals in connection with the Company's rebuild activities and the acquisition of cable communications systems. As a result of the increases in depreciation and amortization expense, it is expected that the Company will continue to recognize significant losses for the foreseeable future.

The $11.2 million decrease in interest expense for the nine month period from 1997 to 1998 is primarily attributable to a decrease in the average balance of debt outstanding and a decrease in the Company's weighted average interest rate. The Company anticipates that, for the foreseeable future, interest expense will be a significant cost to the Company and will have a significant adverse effect on the Company's ability to realize net earnings. The Company believes it will continue to be able to meet its obligations through its ability both to generate operating income before depreciation and amortization and to obtain external financing.

The respective $17.2 million and $2.3 million increases in interest expense on notes payable to affiliates for the nine and three month periods from 1997 to 1998 are primarily attributable to increases in the balance of notes outstanding.

In January 1998, AT&T Corp. ("AT&T") entered into a definitive merger agreement with Teleport Communications Group, Inc. ("TCGI"). Upon closing of the merger on July 23, 1998, the Company received 173,532 shares of unregistered AT&T common stock in exchange (the "Exchange") for the 184,022 shares of TCGI Class B Common Stock held by the Company. As a result of the Exchange, the Company recognized a pre-tax gain of $7.9 million during the nine and three months ended September 30, 1998, representing the difference between the fair value of the AT&T stock received and the Company's basis in TCGI. Such gain is included in investment income, net in the Company's condensed consolidated statement of operations and accumulated deficit.

The respective $1.0 million and $3.8 million increases in income tax benefit for the nine and three months periods from 1997 to 1998 are primarily attributable to decreases in state tax expense, offset, in part, by decreases in loss before income tax benefit, minority interest and extraordinary items.

The respective $2.9 million and $2.2 million decreases in minority interest for the nine and three months periods from 1997 to 1998 are attributable to the effects of decreases in the net loss of the LLC.

In connection with the refinancing and redemption of certain subsidiaries' indebtedness, the Company expensed unamortized debt acquisition costs and incurred debt extinguishment costs of $27.1 million and $3.2 million, resulting in extraordinary losses, net of tax, of $17.6 million and $2.1 million during the nine and three months ended September 30, 1997.

For the nine and three months ended September 30, 1998 and 1997, the Company's earnings before extraordinary items, income tax benefit and fixed charges (interest expense and interest expense on notes payable to affiliates) were $101.7 million, $74.5 million, $41.4 million and $31.5 million, respectively. Such earnings were not adequate to cover the Company's fixed charges of $205.0 million, $199.0 million, $69.8 million and $66.7 million for the nine and three months ended September 30, 1998 and 1997, respectively. The Company's fixed charges include non-cash interest expense of $42.3 million, $2.5 million, $14.8 million and $0.2 million for the nine and three months ended September 30, 1998 and 1997, respectively. The inadequacy of these earnings to cover fixed charges is primarily due to the substantial non-cash charges for depreciation and amortization expense.

The Company believes that its losses and inadequacy of earnings to cover fixed charges will not significantly affect the performance of its normal business activities because of its existing cash, cash equivalents, short-term investments, investments, available for sale and cash held by an affiliate, its ability to generate operating income before depreciation and amortization and its ability to obtain external financing.

The Company believes that its operations are not materially affected by inflation.

                              --------------------

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


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

The Company is in the process of evaluating and addressing the impact of the Year 2000 Issue on its operations to ensure that its information technology and business systems recognize calendar Year 2000. The Company is utilizing both internal and external resources in implementing its Year 2000 program, which consists of the following phases:

Assessment Phase
Structured evaluation, including a detailed inventory outlining the impact that the Year 2000 Issue may have on current operations.

Detailed Planning Phase
Establishment of priorities, development of specific action steps and allocation of resources to address the issues identified in the Assessment Phase.

Conversion Phase
Implementation of the necessary system modifications as outlined in the Detailed Planning Phase.

Testing Phase
Verification that the modifications implemented in the Conversion Phase will be successful in resolving the Year 2000 Issue so that all inventory items will function properly, both individually and on an integrated basis.

Implementation Phase
Final roll-out of fully tested components into an operational unit.

Based on an inventory conducted in 1997, the Company has identified computer systems that will require modification or replacement so that they will properly utilize dates beyond December 31, 1999. Many of the Company's critical systems are new and are already Year 2000 compliant as a result of the Company's recent rebuild of many of its cable communications systems. In addition, the Company has initiated communications with all of its significant software suppliers and service bureaus to determine their plans for remediating the Year 2000 Issue in their software which the Company uses or relies upon.

As of September 30, 1998, the Company is in the Conversion Phase of its Year 2000 remediation program and has entered the Testing Phase with respect to certain of its key systems. Through September 30, 1998, the Company has incurred approximately $2.5 million in connection with its Year 2000 remediation program. The Company estimates that it will incur between approximately $4 million to $6 million of additional expense through December 1999 in connection with its Year 2000 remediation program. The Company's estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted on a timely basis, or that a failure to convert by another company would not have a material adverse effect on the Company.

Management of the Company will continue to periodically report the progress of its Year 2000 remediation program to the Audit Committee of Comcast's Board of Directors. The Company plans to complete the Year 2000 mitigation by the third quarter of 1999. Management of the Company has investigated and may consider potential contingency plans in the event that the Company's Year 2000 remediation program is not completed by that date.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications and replacements are based on management's best estimates, which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


factors that may cause such material differences include, but are not limited to, the availability and cost of personnel with appropriate necessary skills and the ability to locate and correct all relevant computer code and similar uncertainties.

The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed within an adequate time frame, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

         27.1     Financial Data Schedule.

     (b) Reports on Form 8-K:

         (i) Comcast Cable Communications, Inc. filed a Current Report on Form 8-K under Item 5 on September 17, 1998 relating to the capital contribution from Comcast Corporation ("Comcast") to the Company of all of the shares in Jones Intercable, Inc. to be acquired by Comcast from BCI Telecom Holding and affiliates of Glenn R. Jones in transactions previously announced by Comcast.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     COMCAST CABLE COMMUNICATIONS, INC.
                                     --------------------------------------





                                     /S/ LAWRENCE S. SMITH
                                     --------------------------------------
                                     Lawrence S. Smith
                                     Principal Accounting Officer



                                      /S/ JOSEPH J. EUTENEUER
                                     --------------------------------------
                                     Joseph J. Euteneuer
                                     Vice President (Authorized Officer)



Date: November 16, 1998