Form 10-K
period 1998-12-31
COMCAST CABLE COMMUNICATIONS INC
filed 1999-03-19
CIK 1040573

================================================================================
                                    FORM 10-K
                         ------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              (Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1998
                                       OR
               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM  ___________ TO ____________

                        Commission file number 333-30745

                       COMCAST CABLE COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


                     DELAWARE                           23-2175755
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

  1201 Market Street, Suite 2201 Wilmington, Delaware          19801
       (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (302) 594-8700
                        --------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                          ----------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                          ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
               Yes _X_                                 No ___
                           --------------------------

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

As of December 31, 1998, there were 1,000 shares of Common Stock outstanding.

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

                           --------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                           --------------------------

================================================================================

                       COMCAST CABLE COMMUNICATIONS, INC.
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
                                     PART I
Item 1   Business.............................................................1
Item 2   Properties..........................................................12
Item 3   Legal Proceedings...................................................12
Item 4   Submission of Matters to a Vote of Security Holders.................12

                                     PART II

Item 5   Market for the Registrant's Common Equity
          and Related Stockholder Matters....................................13
Item 6   Selected Financial Data.............................................13
Item 7   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................14
Item 8   Financial Statements and Supplementary Data.........................19
Item 9   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure................................36

                                    PART III
Item 10  Directors and Executive Officers of the Registrant..................36
Item 11  Executive Compensation..............................................36
Item 12  Security Ownership of Certain Beneficial Owners and Management......36
Item 13  Certain Relationships and Related Transactions......................36

                                     PART IV

Item 14  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K................................................37
SIGNATURES...................................................................39

                           --------------------------

     This Annual Report on Form 10-K is for the year ending December 31, 1998. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "Comcast Cable," "we," "us" and "our" refer to Comcast Cable Communications, Inc. and its subsidiaries.

     You should carefully review the information contained in this Annual Report, but should particularly consider any risk factors we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Factors Affecting Future Operations

     The cable communications industry may be affected by, among other things:

     o    changes in laws and regulations,
     o    changes in the competitive environment,
     o    changes in technology,
     o    franchise related matters,
     o market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes; and
     o    general economic conditions.

                                     PART I

ITEM 1    BUSINESS

     We are principally engaged in developing, managing and operating hybrid fiber-coaxial broadband cable communications networks. We are currently the fourth-largest cable communications system operator in the United States and are in the process of implementing high-speed Internet access service and digital video applications to enhance the products available on our cable networks.

     Our consolidated cable operations served approximately 4.5 million subscribers and passed approximately 7.4 million homes in the United States as of December 31, 1998. We own interests in other cable communications companies serving more than 237,000 subscribers. We expect to complete transactions in 1999 that will give us an ownership and management interest in cable systems which, upon closing of certain pending transactions, will serve approximately
1.0 million subscribers.

     We are a wholly owned subsidary of Comcast Corporation. We are a Delaware corporation that was organized in 1981. We have our principal executive offices at 1201 Market Street, Suite 2201, Wilmington, Delaware 19801. Our telephone
number   is  (302)   594-8700.   We  also   have  a  world   wide  web  site  at
http://www.comcast.com. The information posted on our web site is not incorporated into this Annual Report.

                      GENERAL DEVELOPMENTS OF OUR BUSINESS

     We entered into certain significant transactions in 1998. We have summarized these transactions below and have more fully described them in Notes 3 and 4 to our consolidated financial statements in Item 8 of this Annual Report.

     Senior Notes Offering

     In November 1998, we sold $800 million aggregate principal amount of 6.20% senior notes due 2008 in a public offering. Interest on the notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1999. The notes are not redeemable prior to maturity. We used substantially all of the net proceeds from the offering to repay existing intercompany borrowings and for general corporate purposes.

     Acquisition of Jones Intercable

     In May and August 1998, we announced agreements to purchase certain interests in Jones Intercable, Inc., for $700 million. We expect to close this acquisition in the first half of 1999 if we receive all the necessary regulatory and other approvals. Upon completion of this acquisition, we will own approximately 12.8 million shares of Jones Intercable's Class A common stock and
2.9  million   shares  of  its  common  stock.   Those  shares  will   represent
approximately 37% of the economic and 47% of the voting interest in Jones Intercable. In addition, the 2.9 million shares of common stock that we will own will represent approximately 57% of the outstanding common stock and will enable us to elect 75% of the Board of Directors of Jones Intercable. We expect to consolidate Jones Intercable in our financial statements upon closing of the acquisition.

                          DESCRIPTION OF OUR BUSINESS

     Technology and Capital Improvements

     Our  broadband  cable  networks  receive  signals  by means  of:

     o    special antennae,

     o    microwave relay systems,

     o    earth stations.

     These networks distribute a variety of video, telecommunications and data services to residential and commercial subscribers.

     In accordance with the October 1997 "social contract" we entered into with the FCC, 80% of our cable subscribers will be served by a system with a capacity of at least 550-MHz and at least 60% of our cable subscribers will be served by a system with a capacity of at least 750-MHz by March 31, 1999. In addition, we will provide free cable service connections, cable modems and modem service to schools and to 250 public libraries in communities when we commercially deploy cable modem service to residential customers in those communities.

     In addition to meeting our "social contract" commitments, we are deploying fiber optic cable and upgrading the technical quality of our broadband networks. As a result, the reliability and capacity of our systems has increased, aiding in the delivery of additional video programming and other services such as enhanced digital video, high-speed Internet access service and, potentially, telephony. During 1998, we introduced our digital converter cable service in 10 markets. As of

December 31, 1998, approximately 78,000 subscribers were receiving our digital service. Digital converter cable service allows us to use digital compression to increase the channel capacity of our cable communications systems to more than 100 channels, as well as to improve picture quality.

     Franchises

     Cable communications systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities and are subject to federal, state and local legislation and regulation. Franchises typically contain many conditions which may include:

     o    rate and service conditions,

     o    construction schedules,

     o types of programming and provision of services to schools and other public institutions,

     o    insurance and indemnity bond requirements.

     Our franchises typically provide for periodic payment of fees to franchising authorities of up to 5% of "revenues" (as defined by each franchise agreement). We normally pass those fees on to subscribers. In most cases, we need the consent of the franchising authority to transfer our franchises. The franchises are granted for varying lengths of time.

     Although franchises historically have been renewed, renewals may include less favorable terms and conditions. Under existing law, franchises should continue to be renewed for companies that have provided adequate service and have complied generally with franchise terms. The franchising authority may choose to award additional franchises to competing companies at any time. We have approximately 825 franchises in the United States.

     Revenue Sources

     We receive the majority of our revenues from subscription services. Subscribers typically pay on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers. Packages of channels offered to subscribers may consist of television signals of:

     o    national television networks,

     o local and distant independent, specialty and educational television stations,

     o    satellite-delivered programming,

     o    locally originated programs,

     o    audio programming,

     o    electronic retailing programs.

     We also offer, for an additional monthly fee, one or more premium services, such as:

     o    Home Box Office(R),

     o    Cinemax(R),

     o    Showtime(R),

     o    The Movie Channel(TM),

     o    Encore(R).

     These premium services generally offer, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features. The charge for premium services depends upon the type and level of service selected by the subscriber.

     We also generate revenues from advertising sales, pay-per-view services, installation services, commissions from electronic retailing and other services. Pay-per-view services permit a subscriber to order, for a separate fee, individual feature motion pictures and special event programs, such as professional boxing, professional wrestling and concerts. We also generate revenues from the sale of advertising time to local, regional and national advertisers on non-broadcast channels.

     In December 1996, we began marketing @Home Corporation's high-speed cable modem services in areas served by certain of our cable communications systems. Residential subscribers can connect their personal computers via cable modems to a high-speed national network developed and managed by @Home. Subscribers can then access online information, including the Internet, at faster speeds than that of conventional or Integrated Service Digital Network modems. Through @Home, we provide businesses with Internet connectivity solutions and networked business applications. We and @Home aggregate content, sell advertising to businesses and provide services to residential subscribers. As of December 31, 1998, the Comcast @Home service was available to over 1.8 million homes in nine markets and served more than 51,000 customers.

     Our sales efforts are primarily directed toward increasing penetration and generating incremental revenues in our franchise areas. We sell our cable communications services through:

     o    telemarketing,

     o    direct mail advertising,

     o    door-to-door selling,

     o    local media advertising.

     Programming

     We generally pay either a monthly fee per subscriber per channel or a percentage of certain revenues for programming. Our programming costs are increased by:

     o    increases in the number of subscribers,

     o    expansion of the number of channels provided to customers,

     o    increases in contract rates from programming suppliers.

     We attempt to secure long-term programming contracts with volume discounts and/or marketing support and incentives from programming suppliers. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal. We anticipate that future contract renewals will result in programming costs that are higher than our costs today, particularly for sports programming.

     Customer Service

     We are currently consolidating our local customer service operations into large regional call centers. These regional call centers have technologically advanced telephone systems that provide 24-hour per day, 7-day per week call answering capability, telemarketing and other services. Because of these technological advances, we can better serve our subscriber base and cross-market new products and services. We have 10 call centers in operation as of December 31, 1998 which serve approximately 2.4 million subscribers. Subscribers in our remaining cable systems receive customer service primarily through our local, system-based representatives.

     Our Cable Systems

     The table below summarizes Homes Passed, Cable Subscribers and Cable Penetration information for our cable communications systems as of December 31 (homes and subscribers in thousands):

                                                          1998          1997          1996(5)        1995           1994
                                                        ---------     ---------      ----------    ---------      --------
Homes Passed (1)(4)..................................     7,382         7,138           6,975        5,570          5,491
Cable Subscribers (2)(4).............................     4,511         4,366           4,280        3,407          3,307
Cable Penetration (3)(4).............................     61.1%         61.2%           61.4%        61.2%          60.2%
-------------------

(1) A home is "passed" if we can connect it to our distribution system without further extending the transmission lines.
(2) A dwelling with one or more television sets connected to a system counts as one Cable Subscriber.
(3) Cable Penetration means the number of Cable Subscribers as a percentage of Homes Passed.
(4) The information consists of cable systems whose financial results we consolidate. The information does not include 341,000 Homes Passed and 237,000 Cable Subscribers in non-consolidated cable communications systems in which we have ownership and management interests. The information also does not include pending acquisitions (see "General Developments of Our Business").
(5) In November 1996, we acquired the cable operations of The E.W. Scripps Company.

                           ---------------------------

     System Clusters

     We manage most of our cable systems in geographic clusters. Clustering permits us to deliver customer service and support in a more uniform, efficient and cost effective manner. The following table summarizes Homes Passed, Cable Subscribers and Cable Penetration for our eight largest regional cable clusters as of December 31, 1998 (homes and subscribers in thousands):

                                                        Homes               Cable             Cable
Geographic Cluster                                     Passed            Subscribers       Penetration
---------------------------                          -----------         -----------       -----------
Mid-Atlantic.........................................    2,147.9             1,409.4             65.6%
Michigan.............................................      978.5               480.7             49.1%
Tennessee............................................      499.2               326.3             65.4%
Southern California..................................      517.2               271.4             52.5%
West Florida.........................................      413.4               269.9             65.3%
Sacramento...........................................      464.1               247.9             53.4%
Southeast Florida....................................      452.1               236.4             52.3%
Indianapolis.........................................      243.5               147.4             60.5%
                                                     -----------         -----------
                                                         5,715.9             3,389.4             59.3%
Other Systems........................................    1,666.0             1,121.3             67.3%
                                                     -----------         -----------
Total................................................    7,381.9             4,510.7             61.1%
                                                     ===========         ===========

                           ---------------------------

     Competition

     Our cable communications systems compete with a number of different sources which provide news, information and entertainment programming to consumers, including:

     o local television broadcast stations that provide off-air programming which can be received using a roof-top antenna and television set,

     o program distributors that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises,

     o satellite master antenna television systems, commonly known as SMATV, which generally serve condominiums, apartment and office complexes and residential developments,

     o multichannel, multipoint distribution service operators, commonly known as MMDS or wireless cable operators, which use low-power microwave frequencies to transmit video programming and other information over-the-air to subscribers,

     o other cable operators who build and operate cable systems in the same communities that we serve, commonly known as overbuilders,

     o    interactive online computer services,

     o    newspapers, magazines and book stores,

     o    movie theaters,

     o    live concerts and sporting events,

     o    home video products, including videotape cassette recorders.

     Our cable communications systems will be competitive if we provide, at a reasonable price to subscribers, superior technical performance, superior customer service and a greater variety of video programming and other communications services than are available from our competitors.

     Modifications to federal law in 1996 changed the regulatory environment in which our cable communications systems operate. Federal law now allows local telephone companies to provide directly to subscribers a wide variety of services that are competitive with our cable communications services. Some local telephone companies:

     o provide video services within and outside their telephone service areas through a variety of methods, including broadband cable networks, satellite program distribution and wireless transmission facilities,

     o have announced plans to construct and operate cable communications systems in various states.

     A local telephone company, Ameritech, has obtained approximately 14 cable franchises in communities in Michigan that we also serve. It competes directly with us in these areas by providing video and other broadband communications services to subscribers. New facilities-based competitors such as RCN Corporation and Knology Holdings, Inc. are now offering cable and related communications services in several areas where we hold franchises.

     Local telephone companies and other businesses construct and operate communications facilities that provide access to the Internet and distribute interactive computer-based services, data and other non-video services to homes and businesses. These competitors are not required, in certain circumstances, to comply with some of the material obligations imposed upon our cable systems under our franchises. We cannot predict the likelihood of success of competing video or broadband service ventures by local telephone companies or other businesses. Nor can we predict the impact of these competitive ventures on our cable communications systems.

     We operate each of our cable communications systems pursuant to a non-exclusive franchise that is issued by the community's governing body such as a city council, a county board of supervisors or a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. Companies that traditionally have not provided cable services and that have substantial financial resources (such as public utilities that own certain of the poles to which our cables are attached) may also obtain cable franchises and may provide competing communications services.

     In the past few years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a more favorable operating environment for existing and new technologies that provide, or have the potential to provide, substantial competition to cable communications systems. These technologies include direct broadcast satellite service, commonly known as DBS, among others. According to recent government and industry reports, conventional, medium and high-power satellites currently provide video programming to over 10.6 million individual households, condominiums, apartment and office complexes in the United States. DBS providers with medium and high-power satellites typically offer to their subscribers more than 150 channels of programming, including program services similar to those provided by cable systems.

     DBS systems use video compression technology to increase channel capacity and digital technology to improve the quality of the signals transmitted to their subscribers. DBS service currently has certain competitive advantages and disadvantages compared to cable service. Advantages of DBS service include more programming, greater channel capacity and the digital quality of signals delivered to subscribers. The disadvantages of DBS service include high up-front customer equipment and installation costs and a lack of local programming and local service.

     Two major companies are currently offering nationwide high-power DBS services. Both companies have recently announced separate transactions that, if completed, may significantly enhance the number of channels on which they can provide programming to subscribers and may improve significantly their competitive positions against cable operators. We are unable to predict the effect these transactions may have on our business and operations.

     Our cable systems also compete for subscribers with SMATV systems. SMATV systems typically are not subject to regulation like local franchised cable operators. SMATV systems offer subscribers both improved reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable systems. In addition, some SMATV operators are developing and/or offering packages of telephony, data and video services to private residential and commercial developments. SMATV system operators often enter into exclusive service agreements with building owners or homeowners' associations, although some states have enacted laws to provide franchised cable systems access to these complexes. Courts have reviewed challenges to these laws and have reached varying results. Our ability to compete for subscribers in residential and commercial developments served by SMATV system operators is uncertain. However, we are developing competitive packages of services (video, data and telephony) to offer to these residential and commercial developments.

     Cable systems also compete with MMDS or wireless cable systems, which are authorized to operate in areas served by our cable systems. Federal law significantly limits certain local restrictions on the use of roof-top, satellite and microwave antennae to receive satellite programming and over-the-air broadcasting services.

     Many of our cable systems are currently offering, or plan to offer, interactive online computer services to subscribers. These cable systems will compete with a number of other companies, many of whom have substantial resources, such as:

     o    existing Internet service providers, commonly known as ISPs,

     o    local telephone companies,

     o    long distance telephone companies.

     Recently, a number of companies, including telephone companies and ISP's, have requested local authorities and the FCC to require cable operators to provide access to cable's broadband infrastructure so that these companies may deliver Internet services directly to customers over cable facilities. In a recent report to

Congress, the FCC declined to institute an administrative proceeding to examine this issue at this time. At the present time, several local jurisdictions are attempting to impose access obligations on a cable operator as a condition for obtaining municipal consent for franchise transfers; however, such conditions are currently being challenged in court. It is expected that the FCC, Congress, and state and local regulatory authorities will continue to consider actions in this area.

     The deployment of Asymmetric Digital Subscriber Line technology, known as ADSL, will allow Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. Several telephone companies are introducing ADSL service and have requested the FCC to allow them to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. We are unable to predict the likelihood of success of the online services offered by our competitors or the impact on our business and operations of these competitive ventures.

     We expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment to occur in the future. We refer you to the next section of this Annual Report for a detailed discussion of legislative and regulatory factors. Other new technologies and services may develop and may compete with services that our cable communications systems offer. Consequently, we are unable to predict the effect that ongoing or future developments might have on our business and operations.

                            -----------------------

                           LEGISLATION AND REGULATION

     The Communications Act of 1934 establishes a national policy to regulate the development and operation of cable communications systems. The Communications Act allocates responsibility for enforcing federal policies among the FCC, and state and local governmental authorities. The courts, especially the federal courts, play an important oversight role as these statutory and regulatory provisions are interpreted and enforced by the various federal, state and local governmental units.

     We expect that court actions and regulatory proceedings will refine the rights and obligations of various parties, including the government, under the Communications Act. The results of these judicial and administrative proceedings may materially affect our business operations. In the following paragraphs, we summarize the principal federal laws and regulations materially affecting the growth and operation of the cable communications industry. We also provide a brief description of certain state and local laws applicable to our businesses.

     The Communications Act and FCC Regulations

     The Communications Act and the regulations and policies of the FCC affect significant aspects of our cable system operations, including:

     o    subscriber rates,

     o the content of programming we offer our subscribers, as well as the way we sell our program packages to subscribers and other video program providers,

     o the use of our cable systems by local franchising authorities, the public and other unrelated third parties,

     o    our franchise agreements with governmental authorities,

     o    cable system ownership limitations and prohibitions,

     o    our use of utility poles and conduit.

     Subscriber Rates

     The Communications Act and the FCC's regulations and policies limit the ability of cable systems to raise rates for basic services and equipment, as well as for certain non-basic cable programming services, in communities that are not subject to effective competition, as defined by federal law. Where there is no effective competition, federal law gives franchising authorities the power to regulate the monthly rates charged by the operator for:

     o the lowest level of programming service, typically called basic service, which generally includes local broadcast channels and public access or governmental channels required by the operator's franchise,

     o the installation, sale and lease of equipment used by subscribers to receive basic service, such as converter boxes and remote control units.

     Several years ago the FCC adopted detailed rate regulations, guidelines and rate forms that we and the franchising authority must use in connection with the regulation of our basic service and equipment rates. If the franchising authority concludes that our rates are not in accordance with the FCC's rate regulations, it may require us to reduce our rates and to refund overcharges to subscribers, with interest. We may appeal adverse rate decisions to the FCC. The Communications Act and FCC regulations also permit franchising authorities to file complaints with the FCC concerning rates we charge for certain non-basic cable programming service tiers.

     The Communications Act and the FCC's regulations also:

     o    prohibit   regulation  of  rates   charged  by  cable   operators  for
          programming offered on a per channel or per program basis, and for certain multi-channel groups of new non-basic programming,

     o eliminate rate regulation of non-basic cable programming service tiers after March 31, 1999, although Congress may consider legislation to extend the period during which non-basic rates remain subject to regulation,

     o require operators to charge uniform rates throughout each franchise area that is not subject to effective competition,

     o prohibit regulation of non-predatory bulk discount rates offered by operators to subscribers in commercial and residential developments,

     o permit regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

     Over the past few years, we have reached agreements with various regulatory bodies to resolve outstanding rate disputes. In addition to the "social contract" we reached with the FCC, we settled pending local rate proceedings in 1998 involving our basic service rates in certain of our systems. We believe that the resolution of these proceedings did not have a material adverse impact on our financial position, results of operations or liquidity.

     Content Requirements

     The Communications Act and the FCC's regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations:

     o to elect once every three years to require a cable communications system to carry the station, subject to certain exceptions, or

     o to negotiate with us on the terms by which we carry the station on our cable communications system, commonly called retransmission consent.

     The Communications Act requires a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act also gives local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for:

     o all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WGN),

     o    commercial radio stations,

     o    certain low-power television stations.

     The FCC has also initiated an administrative proceeding to consider the requirements, if any, for the mandatory carriage of digital television signals offered by local broadcasters. We are unable to predict the outcome of this proceeding or the impact of any new carriage requirements on the operation of our cable systems.

     The Communications Act requires our cable systems to permit subscribers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier. However, we are not required to comply with this requirement until 2002 for any of our cable systems that do not have addressable converter boxes or have other substantial technological limitations. A limited number of our systems do not have the technological capability to offer programming in the manner required by the statute and thus currently are exempt from complying with this requirement.

     To increase competition between cable operators and other video program distributors, the Communications Act:

     o precludes any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors,

     o    requires   such   programmers   to  sell   their   satellite-delivered
          programming to other video program distributors,

     o limits the ability of such programmers to offer exclusive programming arrangements to their affiliates.

     In two  recent  administrative  determinations,  the FCC's  Cable  Services
Bureau concluded that the program access rules did not apply to terrestrially-delivered programming, such as Comcast SportsNet. These matters are expected to be reviewed by the FCC.

     The FCC and Congress are presently considering proposals that may enhance the ability of DBS providers and other video program distributors to gain access to additional programming and to transmit local broadcast signals to local markets. These proposals, if adopted, will likely increase competition to our cable systems.

     The Communications Act contains restrictions on the transmission by cable operators of obscene or indecent programming. It requires cable operators to block fully both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming or alternatively to carry such programming only at "safe harbor" time periods. A three-judge federal district recently determined that this provision was unconstitutional; however, the federal government announced that it will appeal the lower court's ruling.

     The FCC actively regulates other aspects of our programming, involving such areas as:

     o our use of syndicated and network programs and local sports broadcast programming,

     o    advertising in children's programming,

     o    political advertising,

     o    origination cablecasting,

     o    sponsorship identification,

     o    closed captioning of video programming.

     Use of Our Cable Systems by The Government and Unrelated Third Parties

     The Communications Act allows franchising authorities and unrelated third parties to have access to our cable systems' channel capacity. For example, it:

     o    permits  franchising  authorities  to require  cable  operators to set
          aside  channels  for  public,   educational  and  governmental  access
          programming;

     o requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

The FCC regulates various aspects of third party commercial use of channel capacity on our cable systems, including the rates and certain terms and conditions of the commercial use. The FCC is also considering proposals by various Internet service providers to gain access to our cable systems on a common carrier basis. We cannot predict if such proposals will be adopted or whether, if adopted, they will have a material impact upon our business operations.

     Franchise Matters

     Although franchising matters are normally regulated at the local level through a franchise agreement and/or a local ordinance, the Communications Act provides oversight and guidelines to govern our relationship with local franchising authorities. For example, the Communications Act:

     o    affirms  the  right  of  franchising   authorities  (state  or  local,
          depending on the practice in individual states) to award one or more franchises within their jurisdictions,

     o generally prohibits us from operating in communities without a franchise,

     o    encourages competition with our existing cable systems by:

          o    allowing   municipalities   to  operate  cable  systems   without
               franchises,

          o    preventing   franchising   authorities  from  granting  exclusive
               franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area.

     o permits local authorities, when granting or renewing our franchises, to establish requirements for cable-related facilities and equipment, but prohibits franchising authorities from establishing requirements for specific video programming or information services other than in broad categories,

     o permits us to obtain modification of our franchise requirements from the franchise authority or by judicial action if warranted by changed circumstances,

     o    generally prohibits franchising authorities from:

          o    imposing   requirements  during  the  initial  cable  franchising
               process or during franchise renewal that require, prohibit or restrict us from providing telecommunications services,

          o imposing franchise fees on revenues we derive from providing telecommunications services over our cable systems, or

          o restricting our use of any type of subscriber equipment or transmission technology.

     o limits our payment of franchise fees to the local franchising authority to 5% of our gross revenues derived from providing cable services over our cable system.

     The Communications Act contains procedures designed to protect us against arbitrary denials of the renewal of our franchises, although a franchising authority under various conditions could deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek to impose upon us new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of our cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on us in connection with a request for such consent. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have typically obtained franchise renewals. We believe that we have generally met the terms of our franchises and have provided quality levels of service. We anticipate that our future franchise renewal prospects generally will be favorable.

     Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose certain substantive franchise requirements (e.g. access channels, universal service and other technical requirements). These decisions have been inconsistent and, until the United States Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

     Ownership Limitations

     The Communications Act generally prohibits us from owning or operating a SMATV or wireless cable system in any area where we provide franchised cable service. We may, however, acquire and operate SMATV systems in our franchised service areas if the programming and other services provided to SMATV subscribers are offered according to the terms and conditions of our franchise agreement.

     The Communications Act also authorizes the FCC to impose nationwide limits on the number of subscribers under the control of a cable operator. While a federal district court has declared this limitation to be unconstitutional and delayed its enforcement, the FCC recently reconsidered its cable ownership regulations and:

     o    reaffirmed  its  30%  nationwide   subscriber   ownership  limit,  but
          maintained its voluntary stay on enforcement of that regulation pending further action,

     o    reaffirmed   its   subscriber    ownership    information    reporting
          requirements,

     o opened an administrative proceeding to reevaluate its cable television attribution rules.

Also pending on appeal is a challenge to the statutory and FCC regulatory limitations on the number of channels that can be occupied on a cable system by a video programmer in which a cable operator has an attributable ownership interest. We are unable to predict the outcome of these judicial and regulatory proceedings or the impact of any ownership restrictions on our business and operations.

     The Communications Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same market. While the FCC has eliminated its regulations which precluded the cross-ownership of a national broadcasting network and a cable system, it has not yet completed its review of other regulations which prohibit the common ownership of other broadcasting interests and cable systems in the same geographical areas.

     Amendments to the Communications Act made far-reaching changes in the relationship between local telephone companies and cable service providers. These amendments:

     o eliminated federal legal barriers to competition in the local telephone and cable communications businesses, including allowing local telephone companies to offer video services in their local telephone service areas;

     o    preempted  legal  barriers  to  telecommunications   competition  that
          previously existed in state and local laws and regulations;

     o set basic standards for relationships between telecommunications providers; and

     o generally limited acquisitions and prohibited certain joint ventures between local telephone companies and cable operators in the same market.

     Local telephone companies may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised "open video systems," subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. A federal appellate court recently overturned various parts of the FCC's open video rules, including the FCC's preemption of local franchising requirements for open video operators. We expect the FCC to modify its open video rules to comply with the federal court's decision, but we are unable to predict the impact any rule modifications may have on our business and operations.

     Pole Attachment Regulation

     The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities demonstrate to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC's current rate formula, which is being reevaluated by the FCC, governs the maximum rate certain utilities may charge for attachments to their poles and conduit by cable operators providing only cable services and, until 2001, by certain companies providing telecommunications services. The FCC also adopted a second rate formula that will be effective in 2001 and will govern the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

     Any resulting increase in attachment rates due to the FCC's new rate formula will be phased in over a five-year period in equal annual increments, beginning in February 2001. Several parties have requested the FCC to reconsider its new regulations and several parties have challenged the new rules in court. A federal district court recently upheld the constitutionality of the new statutory provision which requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility; the utilities involved in that litigation have appealed the lower court's decision. We are unable to predict the outcome of this litigation or the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on our business and operations.

     Other Regulatory Requirements of the
     Communications Act and the FCC

     The Communications Act also includes provisions, among others, regulating:

     o    customer service,

     o    subscriber privacy,

     o    marketing practices,

     o    equal employment opportunity,

     o    technical standards and equipment compatibility.

     The FCC actively regulates other parts of our cable operations, involving such areas as:

     o    hiring and promotion of employees and use of outside vendors,

     o    consumer protection and customer service,

     o    technical standards and testing of cable facilities,

     o    consumer electronics equipment compatibility,

     o    registration of cable systems,

     o    maintenance of various records and public inspection files,

     o    microwave frequency usage,

     o    antenna structure notification, marking and lighting.

     The FCC may enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. The FCC has ongoing rulemaking proceedings that may change its existing rules or lead to new regulations. We are unable to predict the impact that any further FCC rule changes may have on our business and operations.

     Other bills and administrative proposals pertaining to cable communications have previously been introduced in Congress or have been considered by other governmental bodies over the past several years. It is probable that further attempts will be made by Congress and other governmental bodies relating to the regulation of cable communications services.

Copyright

     Our cable communications systems provide our subscribers with local and distant television and radio broadcast signals which are protected by the copyright laws. We generally do not obtain a license to use this programming directly from the owners of the programming, but comply with an alternative federal copyright licensing process. In exchange for filing certain reports and contributing a percentage of our revenues to a federal copyright royalty pool, we obtain blanket permission to retransmit copyrighted material.

     In a report to Congress, the U.S. Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses. The possible simplification, modification or elimination of the compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We cannot predict the outcome of this legislative activity.

     Our cable communications systems often utilize music in the programs we provide to subscribers including local advertising, local origination programming and pay-per-view events. The rights to use this music are controlled by music performance rights societies who negotiate on behalf of their copyright owners for license fees covering each performance. The cable industry and one of these societies have agreed upon a standard licensing agreement covering the performance of music contained in programs originated by cable operators and in pay-per-view events. Negotiations on a similar licensing agreement are in process with another music performance rights organization. Rate courts established by a federal court exist to determine appropriate copyright coverage and payments in the event the parties fail to reach a negotiated settlement. We cannot predict the outcome of these proceedings or the amount of any license fees we may be required to pay for the use of music. We do not believe that the amount of such fees will be significant to our financial position, results of operations or liquidity.

State and Local Regulation

     Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation which is typically imposed through the franchising process. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing:

     o    cable service rates,

     o    franchise fees,

     o    franchise term,

     o    system construction and maintenance obligations,

     o    system channel capacity,

     o    design and technical performance,

     o    customer service standards,

     o    franchise renewal,

     o    sale or transfer of the franchise,

     o    territory of the franchisee,

     o    indemnification of the franchising authority,

     o    use and occupancy of public streets,

     o    types of cable services provided.

     A number of states subject cable systems to the jurisdiction of state governmental agencies. Those states in which we operate that have enacted such state level regulation are Connecticut, New Jersey and Delaware. State and local franchising jurisdiction is not unlimited, however; it must be exercised consistently with federal law. The Communications Act immunizes franchising authorities from monetary damage awards arising from the regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

     The summary of certain federal and state regulatory requirements in the preceding pages does not describe all present and proposed federal, state and local regulations and legislation affecting the cable industry. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor their impact upon our cable operations can be predicted at this time.

                                    EMPLOYEES

     As of December 31, 1998, we had approximately 8,800 employees. We believe that our relationships with our employees are good.


ITEM 2    PROPERTIES

     A central receiving apparatus, distribution cables, converters, customer service call centers and local business offices are the principal physical assets of a cable communications system. We own or lease the receiving and distribution equipment of each system and own or lease parcels of real property for the receiving sites, customer service call centers and local business offices. In order to keep pace with technological advances, we are maintaining, periodically upgrading and rebuilding the physical components of our cable communications systems.

     We believe that substantially all of our physical assets are in good operating condition.

ITEM 3    LEGAL PROCEEDINGS

     We are subject to legal proceedings and claims which arise in the ordinary course of our business. In the opinion of our management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information for this Item is omitted pursuant to SEC General Instruction I to Form 10-K.

                                     PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Common Stock

Absence of Trading Market
Our common stock is not publicly traded. Therefore, there is no established public trading market for the common stock, and none is expected to develop in the foreseeable future.

Holder
All of our shares of common stock, $1.00 par value, are owned by Comcast Corporation.

Dividends
None.

ITEM 6    SELECTED FINANCIAL DATA

Information for this item is omitted pursuant to SEC General Instruction I to Form 10-K.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to SEC General Instruction I to Form 10-K, except as noted below.

Liquidity and Capital Resources

     Interest Rate Risk Management

     See Note 4 to our consolidated financial statements included in Item 8.

     We are exposed to market risk including changes in interest rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies in areas such as counterparty exposure and hedging practices. Positions are monitored using techniques including market value and sensitivity analyses. We do not hold or issue any derivative financial instruments for trading purposes and are not a party to leveraged instruments. The credit risks associated with our derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

     Interest Rate Risk

     The use of interest rate risk management instruments, such as interest rate exchange agreements ("Swaps"), interest rate cap agreements ("Caps") and interest rate collar agreements ("Collars"), is required under the terms of certain of our outstanding debt agreements. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using Swaps, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Caps are used to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. Collars limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

     The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 1998 (dollars in millions):

                                                    Expected Maturity Date                                 Fair Value at
                                  1999       2000       2001       2002       2003    Thereafter   Total     12/31/98
                                  ----       ----       ----       ----       ----    ----------   -----     --------
Debt

Fixed Rate....................      $0.1       $0.1     $100.0     $100.1       $0.1   $2,489.8   $2,690.2   $2,994.0
   Average Interest Rate......     10.9%      11.0%       8.6%       8.6%      10.0%       7.8%       7.8%

Variable Rate.................                $72.0     $109.4     $131.2     $459.4                $772.0     $772.0
   Average Interest Rate......                 5.8%       6.0%       6.1%       6.2%                  6.1%

Interest Rate Instruments

Variable to Fixed Swaps.......     $50.0                                                             $50.0     ($0.1)
   Average Pay Rate...........      5.7%                                                              5.7%
   Average Receive Rate.......      5.0%                                                              5.0%
Caps..........................    $240.0                                                            $240.0
   Average Cap Rate...........      7.0%                                                              7.0%
Collar........................                $50.0                                                  $50.0
   Average Cap Rate...........                 6.3%                                                   6.3%
   Average Floor Rate.........                 4.0%                                                   4.0%

     The notional amounts of interest rate instruments, as presented in the table above are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 1998, plus the borrowing margin in effect for each credit facility at December 31, 1998. Average receive rates on the Variable to Fixed Swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 1998. While Swaps, Caps and Collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1998 and 1997 was not significant.



Results of Operations

     We are a wholly owned subsidiary of Comcast Corporation ("Comcast"). Our summarized consolidated financial information for the years ended December 31, 1998 and 1997 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                     Year Ended
                                                                     December 31,           Increase / (Decrease)
                                                                   1998         1997           $            %
Service income............................................       $2,277.4     $2,073.0       $204.4         9.9%
Operating, selling, general and administrative expenses...        1,493.0      1,363.6        129.4         9.5
                                                                 --------     --------      -------
Operating income before depreciation and
   amortization (1).......................................          784.4        709.4         75.0        10.6
Depreciation and amortization.............................          674.1        626.1         48.0         7.7
                                                                 --------     --------      -------
Operating income..........................................          110.3         83.3         27.0        32.4
                                                                 --------     --------      -------
Interest expense..........................................          223.6        227.9         (4.3)       (1.9)
Interest expense on notes payable to affiliates...........           52.1         37.3         14.8        39.7
Investment income.........................................          (14.6)        (5.1)         9.5          NM
Other income..............................................           (0.8)        (0.1)         0.7          NM
Income tax benefit........................................          (35.8)       (43.6)        (7.8)      (17.9)
Minority interest.........................................          (17.0)       (21.0)        (4.0)      (19.0)
Extraordinary items.......................................           (0.1)       (16.7)       (16.6)         NM
                                                                 --------     --------      -------
Net loss..................................................         ($97.3)     ($128.8)      ($31.5)     (24.5%)
                                                                 ========     ========      =======

------------
(1) Operating income before depreciation and amortization is commonly referred to in the cable communications business as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the cable communications business and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the cable communications industry, although our measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of our performance.

     Of the $204.4 million increase in service income from 1997 to 1998, $30.2 million is attributable to the effects of the acquisitions of cable communications systems, $31.8 million is attributable to subscriber growth, $109.0 million relates to the changes in rates, $20.5 million is attributable to growth in cable advertising sales and $12.9 million relates to other product offerings.

     Of the $129.4 million increase in operating, selling, general and administrative expenses from 1997 to 1998, $19.3 million is attributable to the effects of the acquisitions of cable communications systems, $66.2 million is attributable to an increase in the costs of cable programming as a result of subscriber growth, additional channel offerings and changes in rates, $1.5 million is attributable to an increase in costs associated with customer service, $5.3 million is attributable to growth in cable advertising sales and $37.1 million results from an increase in the costs of labor, other volume related expenses and costs associated with new product offerings. It is anticipated that our cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

     Comcast, on our behalf, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, we receive an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in our service area. For the years ended December 31, 1998 and 1997, our service income includes $13.3 million and $10.2 million, respectively, relating to QVC.

     Comcast, through management agreements, manages the operations of our subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems and arrange for and supervise (but not necessarily perform itself) certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged our subsidiaries management fees of $130.4 million and $119.7 million during the years ended December 31, 1998 and 1997, respectively. These management fees are included in selling, general and administrative expenses in our consolidated statement of operations.

     On our behalf, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charges each of our subsidiaries for programming on a basis which generally approximates the amount that each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to us by Comcast for programming (the "Programming Charges") are included in operating expenses in our consolidated statement of operations. We purchase certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. We reimburse Comcast for certain other expenses (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, we incurred total expenses of $760.9 million and $674.6 million, including $640.5 million and $560.9 million of Programming Charges, during the years ended December 31, 1998 and 1997, respectively. The Programming Charges include $59.4 million and $49.0 million during the years ended December 31, 1998 and 1997, respectively, relating to programming purchased by us, through Comcast, from suppliers in which Comcast holds an equity interest.

     The $48.0 million increase in depreciation and amortization expense from 1997 to 1998 is primarily attributable to the effects capital expenditures, increased losses on asset disposals in connection with our rebuild activities and the acquisition of cable communications systems.

     We anticipate that, for the foreseeable future, interest expense will be a significant cost to us and will have a significant adverse effect on our ability to realize net earnings. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

     The $14.8 million increase in interest expense on notes payable to affiliates from 1997 to 1998 is primarily attributable to increases in the average balance of notes outstanding.

     The $9.5 million increase in investment income from 1997 to 1998 is primarily attributable to the $7.9 million gain recognized on the exchange of our interest in Teleport Communications Group, Inc. for AT&T common stock during 1998.

     The $7.8 million decrease in income tax benefit from 1997 to 1998 is primarily attributable to the decrease in our loss before income tax benefit, minority interest and extraordinary items.

     The $4.0 million decrease in minority interest from 1997 to 1998 is attributable to the effects of a decrease in the net loss of our majority owned subsidiary, Comcast MHCP Holdings, L.L.C.

     In connection with the refinancing and redemption of certain subsidiaries' indebtedness, we expensed unamortized debt acquisition costs and incurred debt extinguishment costs of $27.1 million, resulting in an extraordinary loss, net of tax, of $16.7 million during the year ended December 31, 1997.

     For the years ended December 31, 1998 and 1997, our earnings before extraordinary items, income tax benefit and fixed charges (interest expense and interest expense on notes payable to affiliates) were $142.7 million and $109.5 million, respectively. Such earnings were not adequate to cover our fixed charges of $275.7 million and $265.2 million for the years ended December 31, 1998 and 1997, respectively. Our fixed charges include non-cash interest expense of $2.7 million and $2.6 million for the years ended December 31, 1998 and 1997, respectively. The inadequacy of these earnings to cover fixed charges is primarily due to the substantial non-cash charges for depreciation and amortization expense.

     We believe that our losses and inadequacy of earnings to cover fixed charges will not significantly affect the performance of our normal business activities because of our existing cash, cash equivalents, short-term investments and cash held by an affiliate, our ability to generate operating income before depreciation and amortization and our ability to obtain external financing.

     We believe that our operations are not materially affected by inflation.

     Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain of our computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). If this situation occurs, the potential exists for computer system failure or
miscalculations   by  computer   programs,   which  could  cause  disruption  of
operations.

     We are in the process of evaluating and addressing the impact of the Year 2000 Issue on our operations to ensure that our information technology and business systems recognize calendar Year 2000. We are utilizing both internal and external resources in implementing our Year 2000 program, which consists of the following phases:

     o    Assessment  Phase.   Structured   evaluation,   including  a  detailed
          inventory outlining the impact that the Year 2000 Issue may have on current operations.

     o Detailed Planning Phase. Establishment of priorities, development of specific action steps and allocation of resources to address the issues identified in the Assessment Phase.

     o Conversion Phase. Implementation of the necessary system modifications as outlined in the Detailed Planning Phase.

     o Testing Phase. Verification that the modifications implemented in the Conversion Phase will be successful in resolving the Year 2000 Issue so that all inventory items will function properly, both individually and on an integrated basis.

     o Implementation Phase. Final roll-out of fully tested components into an operational unit.

     Based on an inventory conducted in 1997, we have identified computer systems that will require modification or replacement so that they will properly utilize dates beyond December 31, 1999. Many of our critical systems are new and are already Year 2000 compliant as a result of the recent rebuild of many of our cable communications systems. In addition, we have initiated communications with all of our significant software suppliers and service bureaus to determine their plans for remediating the Year 2000 Issue in their software which we use or rely upon.


     As of December 31, 1998, we are in the Conversion Phase of our Year 2000 remediation program and have entered the Testing Phase with respect to certain of our key systems. Through December 31, 1998, we have incurred approximately $2.6 million in connection with our Year 2000 remediation program. We estimate that we will incur between approximately $4 million to $6 million of additional expense through December 1999 in connection with our Year 2000 remediation program. Our estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, we cannot guarantee that the systems of other companies on which we rely will be converted on a timely basis, or that a failure to convert by another company would not have a material adverse effect on us.

     Our management will continue to periodically report the progress of our Year 2000 remediation program to the Audit Committee of Comcast's Board of Directors. We plan to complete the Year 2000 mitigation by the third quarter of 1999. Our management has investigated and may consider potential contingency plans in the event that our Year 2000 remediation program is not completed by that date.

     The costs of the project and the date on which we plan to complete the Year 2000 modifications and replacements are based on our best estimates, which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. However, we cannot guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that may cause such material differences include, but are not limited to, the availability and cost of personnel with appropriate necessary skills and the ability to locate and correct all relevant computer code and similar uncertainties.

     We believe that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed within an adequate time frame, the Year 2000 Issue could have a material adverse impact on our operations.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Comcast Cable Communications, Inc.
Wilmington, Delaware

We have audited the accompanying consolidated balance sheet of Comcast Cable Communications, Inc. (a wholly owned subsidiary of Comcast Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity (deficiency) and of cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast Cable Communications, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on April 24, 1997, Comcast Corporation completed a restructuring of the legal organization of certain of its subsidiaries. The Company's consolidated financial statements have been presented giving effect to the reorganization for all periods presented in a manner similar to a pooling of interests.



/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 22, 1999

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in millions, except share data)

                                                                                               December 31,
                                                                                            1998            1997
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................            $34.5             $40.7
   Investments..................................................................             13.4               0.4
   Cash held by an affiliate....................................................             57.1              56.6
   Accounts receivable, less allowance for doubtful
     accounts of $19.4 and $16.7................................................             90.9              72.8
   Inventories..................................................................             34.6              31.3
   Other current assets.........................................................             14.9              18.0
                                                                                         --------          --------
       Total current assets.....................................................            245.4             219.8
                                                                                         --------          --------
PROPERTY AND EQUIPMENT..........................................................          3,276.5           2,667.3
   Accumulated depreciation.....................................................         (1,180.4)         (1,021.2)
                                                                                         --------          --------
   Property and equipment, net..................................................          2,096.1           1,646.1
                                                                                         --------          --------
DEFERRED CHARGES
   Franchise acquisition costs..................................................          3,833.1           3,818.0
   Excess of cost over net assets acquired and other............................          2,043.3           1,837.7
                                                                                         --------          --------
                                                                                          5,876.4           5,655.7
   Accumulated amortization.....................................................         (1,768.5)         (1,463.8)
                                                                                         --------          --------
   Deferred charges, net........................................................          4,107.9           4,191.9
                                                                                         --------          --------
                                                                                         $6,449.4          $6,057.8
                                                                                         ========          ========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................           $324.0            $239.9
   Accrued interest.............................................................             35.4              26.6
   Deferred income taxes, due to affiliate......................................              4.6
   Current portion of long-term debt............................................              0.1              52.8
   Due to affiliates............................................................            166.6             125.6
                                                                                         --------          --------
       Total current liabilities................................................            530.7             444.9
                                                                                         --------          --------
LONG-TERM DEBT, less current portion............................................          3,462.1           2,554.9
                                                                                         --------          --------
MINORITY INTEREST AND OTHER.....................................................            181.8             208.5
                                                                                         --------          --------
NOTES PAYABLE TO AFFILIATES.....................................................            134.6             695.2
                                                                                         --------          --------
DUE TO AFFILIATE................................................................            524.8             398.8
                                                                                         --------          --------
DEFERRED INCOME TAXES, due to affiliate.........................................          1,442.4           1,488.4
                                                                                         --------          --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, $1 par value - authorized and issued, 1,000 shares.............
   Additional capital...........................................................          3,066.2           3,066.2
   Accumulated deficit..........................................................         (2,896.4)         (2,799.1)
   Unrealized gains on marketable securities....................................              3.2
                                                                                         --------          --------
       Total stockholder's equity...............................................            173.0             267.1
                                                                                         --------          --------
                                                                                         $6,449.4          $6,057.8
                                                                                         ========          ========

See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions)

                                                                                   Year Ended December 31,
                                                                          1998              1997             1996

SERVICE INCOME................................................          $2,277.4         $2,073.0          $1,641.0

COSTS AND EXPENSES
   Operating..................................................             972.5            884.1             667.8
   Selling, general and administrative........................             520.5            479.5             366.6
   Depreciation and amortization..............................             674.1            626.1             420.3
                                                                        --------         --------          --------
                                                                         2,167.1          1,989.7           1,454.7
                                                                        --------         --------          --------

OPERATING INCOME..............................................             110.3             83.3             186.3

OTHER (INCOME) EXPENSE
   Interest expense...........................................             223.6            227.9             228.4
   Interest expense on notes payable to affiliates............              52.1             37.3              32.1
   Investment income..........................................             (14.6)            (5.1)            (25.9)
   Other (income) expense.....................................              (0.8)            (0.1)              0.5
                                                                        --------         --------          --------
                                                                           260.3            260.0             235.1
                                                                        --------         --------          --------

LOSS BEFORE INCOME TAX BENEFIT, MINORITY
   INTEREST AND EXTRAORDINARY ITEMS...........................            (150.0)          (176.7)            (48.8)

INCOME TAX BENEFIT............................................             (35.8)           (43.6)             (4.5)
                                                                        --------         --------          --------

LOSS BEFORE MINORITY INTEREST AND
   EXTRAORDINARY ITEMS........................................            (114.2)          (133.1)            (44.3)

MINORITY INTEREST.............................................             (17.0)           (21.0)            (21.7)
                                                                        --------         --------          --------

LOSS BEFORE EXTRAORDINARY ITEMS...............................             (97.2)          (112.1)            (22.6)

EXTRAORDINARY ITEMS...........................................              (0.1)           (16.7)
                                                                        --------         --------          --------

NET LOSS......................................................            ($97.3)         ($128.8)           ($22.6)
                                                                        ========         ========          ========


See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

                                                                                  Year Ended December 31,
                                                                         1998              1997             1996
OPERATING ACTIVITIES
   Net loss...................................................            ($97.3)         ($128.8)           ($22.6)
                                                                        --------         --------          --------
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization............................             674.1            626.1             420.3
     Non-cash interest expense................................               0.4              1.4               2.0
     Non-cash interest expense on notes payable to affiliates.               2.3              1.2               6.2
     Deferred expenses charged by an affiliate................             126.0            107.0              66.6
     (Gain) loss on sales of investments......................              (7.9)             1.6             (19.8)
     Minority interest........................................             (17.0)           (21.0)            (21.7)
     Extraordinary items......................................               0.1             16.7
     Deferred income tax benefit, due to affiliate............             (43.1)           (49.7)            (44.6)
     Other....................................................              (0.8)
                                                                        --------         --------          --------
                                                                           636.8            554.5             386.4

     Changes in working capital...............................              64.3             (5.0)             13.6
                                                                        --------         --------          --------
       Net cash provided by operating activities..............             701.1            549.5             400.0
                                                                        --------         --------          --------

FINANCING ACTIVITIES
   Proceeds from borrowings...................................           1,724.9          1,805.8             448.0
   Repayments of long-term debt...............................            (870.9)        (2,395.1)           (284.5)
   Proceeds from notes payable to affiliates..................             137.4            699.1              59.7
   Repayment of notes payable to affiliates...................            (700.3)          (104.7)             (1.4)
   Net transactions with affiliates...........................              41.0            (26.7)             92.5
   Deferred financing costs and other.........................             (12.0)           (15.8)             (2.7)
                                                                        --------         --------          --------
     Net cash provided by (used in) financing activities......             320.1            (37.4)            311.6
                                                                        --------         --------          --------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired.........................            (259.7)            (7.1)             (5.0)
   Sale of short-term investments.............................               0.1             21.6
   Capital expenditures.......................................            (711.1)          (497.8)           (298.2)
   Increase in cash held by an affiliate......................              (0.5)            (3.1)            (26.6)
   Increase in notes receivable from affiliates...............                                               (340.0)
   Additions to deferred charges and other....................             (56.2)           (23.4)            (15.0)
                                                                        --------         --------          --------
       Net cash used in investing activities..................          (1,027.4)          (509.8)           (684.8)
                                                                        --------         --------          --------

(DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS................................................              (6.2)             2.3              26.8

CASH AND CASH EQUIVALENTS, beginning of year..................              40.7             38.4              11.6
                                                                        --------         --------          --------

CASH AND CASH EQUIVALENTS, end of year........................             $34.5            $40.7             $38.4
                                                                        ========         ========          ========

See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
(Dollars in millions)

                                                                                                    Accumulated Other
                                                                                                   Comprehensive Loss
                                                                                            Notes      Unrealized
                                                                                         Receivable     Gains on
                                                        Common    Additional  Accumulated   from       Marketable
                                                         Stock      Capital     Deficit   Affiliate    Securities    Total

BALANCE, JANUARY 1, 1996...........................  $             $1,463.7  ($2,101.4)   ($437.0)         $9.7  ($1,065.0)
   Comprehensive loss:
   Net loss........................................                              (22.6)
   Unrealized loss on marketable securities, net of
     deferred taxes of ($6.0)......................                                                       (11.1)
   Total comprehensive loss........................                                                                  (33.7)
   Capital contributions...........................                 1,552.5                                        1,552.5
   Interest income on notes receivable from affiliate                  52.9                 (52.9)
   Income taxes on interest income on notes receivable
     from affiliate................................                   (18.5)                                         (18.5)
   Increase in notes receivable from affiliate.....                                        (340.0)                  (340.0)
                                                       ----------  --------  ---------     ------        -------   -------
BALANCE, DECEMBER 31, 1996.........................                 3,050.6   (2,124.0)    (829.9)         (1.4)      95.3
   Comprehensive loss:
   Net loss........................................                             (128.8)
   Change in unrealized loss on marketable securities,
     net of deferred taxes of $0.7.................                                                         1.4
   Total comprehensive loss........................                                                                 (127.4)
   Interest income on notes receivable from affiliate                  23.9                 (23.9)
   Income taxes on interest income on notes receivable
     from affiliate................................                    (8.3)                                          (8.3)
   Exchange of outstanding notes payable to and
     notes receivable from affiliates..............                                         307.5                    307.5
   Elimination of outstanding notes receivable from
     affiliate through a non-cash dividend to Comcast                           (546.3)     546.3
                                                       ----------  --------  ---------     ------        -------   -------
BALANCE, DECEMBER 31, 1997.........................                 3,066.2   (2,799.1)                              267.1
   Comprehensive loss:
   Net loss........................................                              (97.3)
   Unrealized gains on marketable securities,
     net of deferred taxes of $1.7.................                                                         3.2
   Total comprehensive loss........................                                                                  (94.1)
                                                       ----------  --------  ---------     ------        -------   -------
BALANCE, DECEMBER 31, 1998.........................    $           $3,066.2  ($2,896.4)    $                $3.2    $173.0
                                                       ==========  ========  =========     ======        =======   =======

See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.   BUSINESS

     Comcast Cable Communications, Inc., a Delaware corporation, and subsidiaries (the "Company") is a wholly owned subsidiary of Comcast Corporation ("Comcast"). The Company and its subsidiaries are engaged in the development, management and operation of hybrid-fiber coaxial broadband cable networks. The Company's systems served approximately 4.5 million subscribers and passed approximately 7.4 million homes as of December 31, 1998.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER ITEMS

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

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1998 and 1997, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

     A reasonable estimate of fair value of the amounts due to/from affiliates in the Company's consolidated balance sheet is not practicable to obtain because of the related party nature of these items and the lack of quoted market prices.

     Cash Equivalents and Cash Held by an Affiliate
     Cash  equivalents   principally  consist  of  repurchase   agreements  with
     maturities of three months or less when purchased. The carrying amounts of the Company's cash equivalents approximate their fair values.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     Cash held by an affiliate consists of cash held by a subsidiary of Comcast under a cash management program (see Note 6).

     Investments
     Investments consist principally of equity securities and certificates of deposit with maturities of greater than three months when purchased.

     Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee and investments in partnerships which are not controlled by the
     Company are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and
     dividends   received.

     Unrestricted publicly traded investments are classified as available for sale and recorded at their fair value, with unrealized gains or losses resulting from changes in fair value between measurement dates recorded as a component of other comprehensive income.

     Investments in privately held companies are stated at cost, adjusted for any known diminution in value.

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

     In connection with the rebuild and upgrade of cable systems, the Company depreciates the remaining net book value of the assets over the estimated rebuild or upgrade period. Under this policy, the Company recorded additional depreciation expense of $34.4 million, $24.6 million and $15.8 million during the years ended December 31, 1998, 1997 and 1996, respectively.

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

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


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

     Investment Income
     Investment income includes interest income and gains, net of losses, on the sale or exchange of marketable securities and long-term investments. Gross realized gains and losses are recognized using the specific identification method.

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

     The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments (see Note 4). The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     New Accounting Pronouncement
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is effective for fiscal years beginning after June 15, 1999. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1998.

3.   ACQUISITIONS

     Jones Intercable
     In September 1998, Comcast determined that it would contribute, via a capital contribution to the Company, all of the shares in Jones Intercable, Inc. ("Jones Intercable") to be acquired by Comcast from BCI Telecom Holding and affiliates of Glenn R. Jones (the "Jones Acquisition") in transactions previously announced by Comcast. The shares to be acquired consist of an aggregate of approximately 12.8 million shares of Jones Intercable Class A Common Stock and approximately 2.9 million shares of Jones Intercable Common Stock (the "Common Stock"), representing approximately 37% of the economic and 47% of the voting interest in Jones Intercable. In addition, the 2.9 million shares of Common Stock will represent approximately 57% of the outstanding Common Stock which class of stock elects 75% of the Board of Directors of Jones Intercable. The transaction will be funded either with new borrowings, with available borrowings under existing lines of credit or by other means. Jones Intercable is a public company, which upon closing of certain pending transactions, will own or manage cable operations serving approximately 1.0 million customers.

     The contribution, which is subject to the receipt of required regulatory and other approvals, will be effective immediately following closing of the Jones Acquisition, which is expected to occur in the first half of 1999. As a result, Jones Intercable will become a consolidated public-company subsidiary of the Company.

     Scripps Cable
     In November 1996, Comcast acquired the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for approximately 93.0 million shares of Comcast's Class A Special Common Stock valued at $1.552 billion (the "Scripps Acquisition"). Comcast accounted for the Scripps Acquisition under the purchase method. Following the Scripps Acquisition, Comcast contributed Scripps Cable to the Company (the "Scripps Contribution") at Comcast's historical cost. The Scripps Contribution was recorded as an increase in additional capital and Scripps Cable was consolidated with the Company effective November 1, 1996. As the Scripps Contribution was a non-cash transaction, it had no significant impact on the Company's consolidated statement of cash flows.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     Unaudited Pro Forma Information
     The following unaudited pro forma information for the year ended December 31, 1996 has been presented as if the Scripps Contribution had occurred on January 1, 1996. This unaudited pro forma information is based on historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Scripps Cable since January 1, 1996 (dollars in millions):

     Service income...................................          $1,893.8
     Loss before extraordinary items..................            (118.3)
     Net loss.........................................            (118.3)

4.   LONG-TERM DEBT

                                                                                             December 31,
                                                                                        1998              1997
                                                                                          (Dollars in millions)
     Notes payable to banks and insurance companies,
         due in installments through 2003.......................................         $972.0           $915.7
     8 1/8% Senior notes, due 2004..............................................          299.8            299.7
     8 3/8% Senior notes, due 2007..............................................          596.5            596.3
     6.20% Senior notes, due 2008...............................................          797.9
     8 7/8% Senior notes, due 2017..............................................          545.6            545.5
     8 1/2% Senior notes, due 2027..............................................          249.6            249.6
     Other debt, due in installments principally through 2007...................            0.8              0.9
                                                                                       --------         --------
                                                                                        3,462.2          2,607.7
     Less current portion.......................................................            0.1             52.8
                                                                                       --------         --------
                                                                                       $3,462.1         $2,554.9
                                                                                       ========         ========

     Maturities of long-term debt outstanding as of December 31, 1998 for the four years after 1999 are as follows (dollars in millions):

         2000.................................................        72.1
         2001.................................................       209.4
         2002.................................................       231.3
         2003.................................................       459.5

     In addition to the Company's outstanding long-term debt as presented in the table above, the Company had an aggregate of $134.6 million and $695.2 million of notes payable to Comcast and Comcast's subsidiaries as of December 31, 1998 and 1997, respectively (see Note 5).

     Senior Notes
     In November 1998, the Company sold $800.0 million aggregate principal amount of 6.20% senior notes due 2008. The Company used substantially all of the net proceeds from the offering to repay existing notes payable to affiliates (see Note 5) and for general purposes.

     Interest on all of the Senior Notes is payable semiannually in May and November of each year. The 6.20% Senior Notes are redeemable only upon maturity on November 15, 2008, the 8 1/2% Senior Notes are redeemable, in whole or in part, at the option of the Company at any time after May 1, 2009, and the remaining Senior Notes are redeemable, in whole or in part, at the option of the Company at any time. In each case, the Senior Notes are redeemable at a price equal to the greater of (i) 100% of their principal amount, plus accrued interest thereon to the date of redemption, or (ii) the sum of the present values of the remaining scheduled payments of principal and

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     interest thereon discounted to the date of redemption on a semiannual basis at the Adjusted Treasury Rate (as defined), plus accrued interest on the Senior Notes to the date of redemption. Each holder of the 8 1/2% Senior Notes may require the Company to repurchase all or a portion of the 8 1/2% Senior Notes owned by such holder on May 1, 2009 at a purchase price equal to 100% of the principal amount thereof.

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

     Extraordinary Items
     In connection with the refinancing, redemption and optional repayment of certain indebtedness, the Company expensed unamortized debt acquisition costs and incurred debt extinguishment costs of $27.1 million, resulting in extraordinary losses, net of tax, of $16.7 million during the year ended December 31, 1997.

     Interest Rates
     The fixed interest rate on notes payable to insurance companies was 8.6% as of December 31, 1998. Bank debt interest rates vary based upon one or more of the following rates at the option of the Company:

          Base Rate (higher of federal funds rate plus 0.5% or prime rate) to Base Rate plus 0.75%;
          London  Interbank  Offered  Rate  ("LIBOR")  plus 0.375% to LIBOR plus
          1.75%

     As of December 31, 1998 and 1997, the Company's effective weighted average interest rate on its outstanding variable rate notes payable to banks was 6.08% and 6.97%, respectively.

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

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     The following table summarizes the terms of the Company's existing Swaps, Caps and Collars as of December 31, 1998 and 1997 (dollars in millions):

                                                           Notional                      Average       Estimated
                                                            Amount     Maturities     Interest Rate    Fair Value
     As of December 31, 1998
     Variable to Fixed Swaps.........................        $50.0       1999              5.7%          ($0.1)
     Caps............................................        240.0       1999              7.0%
     Collar..........................................         50.0       2000            6.3%/4.0%

     As of December 31, 1997
     Variable to Fixed Swaps.........................       $100.0     1998-1999           5.7%             $0.1
     Caps............................................        150.0       1998              6.7%
     Collar..........................................         50.0       1998            7.0%/4.9%           0.2

     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps, Caps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1998, 1997 and 1996 was not significant.

     Estimated Fair Value
     The Company's long-term debt had estimated fair values of $3.766 billion and $2.862 billion as of December 31, 1998 and 1997, respectively. The estimated fair value of the Company's publicly traded debt is based on the quoted market price for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

     Debt Covenants
     Certain of the Company's subsidiaries' loan agreements contain restrictive covenants which, among other things, limit the Company's ability to enter into arrangements for the acquisition or disposition of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these agreements require that certain ratios and cash flow levels be maintained and contain certain restrictions on dividend payments, payment of management fees and advances of funds to affiliated entities and the Company. The Company and its subsidiaries were in compliance with such restrictive covenants for all periods presented. In addition, the stock of certain subsidiary companies is pledged as collateral for unused irrevocable standby letters of credit on behalf of affiliates.

     As of December 31, 1998, a portion of the Company's cash, cash equivalents, short-term investments and cash held by an affiliate is restricted to use by subsidiaries of the Company under contractual arrangements, including subsidiary credit agreements.

     Restricted net assets of the Company's subsidiaries were approximately $2.9 billion as of December 31, 1998. The restricted net assets of subsidiaries exceeds the Company's consolidated net assets as certain of the Company's subsidiaries have a stockholder's deficiency.

     Lines and Letters of Credit
     As of December 31, 1998, certain subsidiaries of the Company had unused lines of credit of $703.0 million, $103.0 million of which is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

     As of December 31, 1998 the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $2.3 million to cover potential fundings associated with several projects.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


5.   NOTES PAYABLE TO AFFILIATES

     As of December 31, 1998 and 1997, notes payable to affiliates (the "Notes Payable") include $130.7 million and $670.6 million principal amount of Notes Payable to Comcast and certain of its wholly owned subsidiaries. As of December 31, 1998 and 1997, accrued interest relating to such Notes Payable of $3.9 million and $24.6 million, respectively, was added to the principal. The Notes Payable bear interest at rates ranging from 7.25% to 9.25% as of December 31, 1998 (weighted average interest rate of 7.73% and 7.71% as of December 31, 1998 and 1997) and are due in 2002.

6.   RELATED PARTY TRANSACTIONS

     Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the years ended December 31, 1998, 1997 and 1996, the Company's service income includes $13.3 million, $10.2 million and $8.3 million, respectively, relating to QVC.

     Comcast, through management agreements, manages the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems and arrange for and supervise (but not necessarily perform itself) certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $130.4 million, $119.7 million and $93.2 million in 1998, 1997 and 1996, respectively. These management fees are included in selling, general and administrative expenses in the Company's consolidated statement of operations. Comcast has agreed to permit certain subsidiaries of the Company to defer payment of a portion of these expenses with the deferred portion being treated as a subordinated long-term liability due to affiliate which will not be paid until the subsidiaries' existing long-term debt is retired. In addition, payment of certain of these expenses has been deferred until the California Public Employees' Retirement System ("CalPERS") no longer has an interest in Comcast MHCP Holdings, L.L.C. (the "LLC"), a majority owned subsidiary of the Company (see Note 9). Management fees deferred in 1998, 1997 and 1996 were $5.5 million, $4.7 million and $4.3 million, respectively. Deferred management fees were $142.4 million and $136.9 million as of December 31, 1998 and 1997, respectively.

     On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charges each of the Company's subsidiaries for programming on a basis which generally approximates the amount that each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are included in operating expenses in the Company's consolidated statement of operations. The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of
     $760.9 million, $674.6 million and $505.0 million, including $640.5 million, $560.9 million and $417.0 million of Programming Charges, in 1998, 1997 and 1996, respectively. The Programming Charges include $59.4 million, $49.0 million and $26.2 million in 1998, 1997 and 1996, respectively, relating to programming purchased by the Company, through Comcast, from suppliers in which Comcast holds an equity interest.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     Comcast has agreed to permit certain of the Company's subsidiaries to defer payment of a portion of the Programming Charges with the deferred portion being treated as a subordinated long-term liability due to affiliate which will not be payable until the subsidiaries' existing long-term debt is retired. In addition, payment of certain of the Programming Charges has been deferred until CalPERS no longer has an interest in the LLC. Programming Charges deferred in 1998, 1997 and 1996 were $120.5 million, $102.3 million and $62.3 million, respectively. Deferred Programming Charges were $382.4 million and $261.9 million as of December 31, 1998 and 1997, respectively.

     Current due to affiliates in the Company's consolidated balance sheet primarily consists of amounts due to Comcast and its affiliates under the cost-sharing arrangements described above and amounts payable to Comcast and its affiliates as reimbursement for payments made, in the ordinary course of business, by such affiliates on behalf of the Company.

     The Company has entered into a custodial account arrangement with Comcast Financial Agency Corporation ("CFAC"), a wholly owned subsidiary of Comcast, under which CFAC provides cash management services to the Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. As of December 31, 1998 and 1997, $57.1 million and $56.6 million, respectively, of the Company's cash was held by CFAC. These amounts have been classified as cash held by an affiliate in the Company's consolidated balance sheet. During the years ended December 31, 1998, 1997 and 1996, the Company recognized investment income of $3.1 million, $3.9 million and $4.1 million, respectively, on cash held by CFAC.

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

     Income tax benefit consists of the following components (dollars in millions):

                                                                             Year Ended December 31,
                                                                     1998             1997              1996
     Current expense
     Federal..............................................            $1.9            $                 $32.8
     State................................................             5.4               6.1              7.3
                                                                    ------            ------            -----
                                                                       7.3               6.1             40.1
                                                                    ------            ------            -----
     Deferred (benefit) expense
     Federal..............................................           (41.1)            (48.2)           (48.3)
     State................................................            (2.0)             (1.5)             3.7
                                                                    ------            ------            -----
                                                                     (43.1)            (49.7)           (44.6)
                                                                    ------            ------            -----
     Income tax benefit...................................          ($35.8)           ($43.6)           ($4.5)
                                                                    ======            ======            =====

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     The effective income tax benefit of the Company differs from the statutory amount because of the effect of the following items (dollars in millions):

                                                                             Year Ended December 31,
                                                                     1998             1997              1996
     Federal tax at statutory rate........................          ($52.5)           ($61.8)          ($17.1)
     Non-deductible depreciation and amortization.........            21.5              21.5             12.5
     State income taxes, net of federal benefit...........             2.2               3.1              7.2
     Interest income, taxable to CalPERS..................            (7.5)             (6.7)            (5.9)
     Other................................................              .5               0.3             (1.2)
                                                                    ------            ------           ------
     Income tax benefit...................................          ($35.8)           ($43.6)           ($4.5)
                                                                    ======            ======           ======

     Deferred income tax benefit resulted from the following differences between financial and income tax reporting (dollars in millions):

                                                                             Year Ended December 31,
                                                                     1998             1997              1996
     Depreciation and amortization........................          ($65.0)           ($87.5)          ($54.9)
     Accrued expenses not currently deductible............                                               (1.0)
     Deductible costs accrued in prior years..............             1.2               2.8              6.5
     Temporary differences associated
         with sale or exchange of securities..............             3.0              (6.9)             6.9
     Change in net operating loss carryforwards...........            22.8              44.6             (4.4)
     Change in valuation allowance and other..............            (5.1)             (2.7)             2.3
                                                                    ------            ------           ------
     Deferred income tax benefit..........................          ($43.1)           ($49.7)          ($44.6)
                                                                    ======            ======           ======

     Significant components of the Company's net deferred tax liability are as follows (dollars in millions):

                                                                                           December 31,
                                                                                      1998              1997
     Deferred tax assets:
         Net operating loss carryforwards.......................................      $110.1           $132.9
         Less valuation allowance...............................................       (95.6)           (97.5)
                                                                                    --------         --------
                                                                                        14.5             35.4
                                                                                    --------         --------
     Deferred tax liabilities, principally differences between book
         and tax basis of property and equipment and deferred charges...........     1,461.5          1,523.8
                                                                                    --------         --------
         Net deferred tax liability.............................................    $1,447.0         $1,488.4
                                                                                    ========         ========

     The Company's valuation allowance against deferred tax assets includes approximately $60.0 million for which any subsequent tax benefit recognized will be allocated to reduce goodwill and other noncurrent intangible assets. For income tax reporting purposes, CCP has a net operating loss carryforward of approximately $40.0 million for which a deferred tax asset has been recorded and which expires through 2018.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


8.   STATEMENT OF CASH FLOWS-SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest on its long-term debt of $214.4 million, $225.4 million and $214.4 million in 1998, 1997 and 1996, respectively. The Company made cash payments for interest on the Notes Payable of $70.5 million, $17.7 million and $25.6 million in 1998, 1997 and 1996, respectively.

     The Company made cash payments to Comcast for federal income taxes of $32.9 million and $19.9 million in 1997 and 1996, respectively. The Company made cash payments to the respective state taxing authorities for state income taxes of $5.4 million, $7.0 million and $6.6 million in 1998, 1997 and 1996, respectively.

9.   COMMITMENTS AND CONTINGENCIES

     Commitments
     At any time after December 18, 2001, CalPERS may elect to liquidate its interest in the LLC, a 55% owned indirect subsidiary of the Company (which holds cable communications systems serving approximately 644,000 subscribers as of December 31, 1998) in which CalPERS owns the remaining 45% interest, at a price based upon the fair value of CalPERS' interest in the LLC, adjusted, under certain circumstances, for certain performance criteria relating to the fair value of the LLC or to Comcast's common stock. Except in certain limited circumstances, Comcast, at its option, may satisfy this liquidity arrangement by purchasing CalPERS' interest for cash, by issuing its common stock (subject to certain limitations) or by selling the LLC.

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

     Minimum annual rental commitments for office space and equipment under noncancelable operating leases are as follows (dollars in millions):

              1999.............................................      $8.7
              2000.............................................       7.5
              2001.............................................       6.6
              2002.............................................       5.5
              2003.............................................       4.7
              Thereafter.......................................      14.4

     Pole rentals have been excluded from the above schedule as they are generally cancelable after an initial period by either party upon notice.

     Rental expense (including pole rentals) of $23.8 million, $22.6 million and $19.7 million has been charged to operations in 1998, 1997 and 1996, respectively.

     Contingencies
     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

     The Federal Communications Commission and the Company entered into a "social contract" in which the Company has committed to complete certain system upgrades and improvements by March 31, 1999 in return for which it

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Concluded)

     was able,  after  December 31, 1997, to move a limited number of previously
     regulated   programming   services  in  certain  cable   franchises  to  an
     unregulated new product tier.

     In June 1998, the Department of Public Utility Control of the State of Connecticut issued an Amended Decision resolving a dispute pending since 1994 involving basic service rates and equipment and installation charges for certain of the Company's cable systems in the State. The Amended Decision provides for refunds of approximately $1.8 million over a one-year period to subscribers and establishes maximum permitted basic service rates and equipment and installation charges through March 31, 1999.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is omitted pursuant to SEC General Instruction I of Form 10-K.

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements of ours are included in
Part II, Item 8:

          Independent Auditors' Report......................................19
          Consolidated Balance Sheet--December 31, 1998 and 1997............20
          Consolidated Statement of Operations--Years
            Ended December 31, 1998, 1997 and 1996..........................21
          Consolidated Statement of Cash Flows--Years
            Ended December 31, 1998, 1997 and 1996..........................22
          Consolidated Statement of Stockholder's Equity
            (Deficiency)--Years Ended December 31, 1998, 1997 and 1996......23
          Notes to Consolidated Financial Statements........................24

     (b) (i) The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

              Schedule I - Condensed Financial Information of Registrant
                           Unconsolidated (Parent Only)
              Schedule II - Valuation and Qualifying Accounts

              All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     (c) Reports on Form 8-K

         (i) We filed a Current Report on Form 8-K under Item 5 on November 10, 1998 relating to our unaudited financial position and the results of operations for the nine and three months ended September 30, 1998.

     (d) Exhibits required to be filed by Item 601 of Regulation S-K:

         3.1 Certificate of Incorporation filed on April 2, 1981 (incorporated by reference to Exhibit 3.1(a) to our Registration Statement on Form S-4, as amended, filed on September 22, 1997).

         3.2 By-laws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-4, as amended, filed on September 22, 1997).

         4.1(a) Indenture dated as of May 1, 1997 by and between Comcast Cable Communications, Inc. and Bank of Montreal Trust Company (incorporated by reference to Exhibit 4.1(a) to our Registration Statement on Form S-4, as amended, filed on September 22, 1997).

         4.1(b)    Form of Notes relating to our 8 1/8% Senior Notes due 2004,
                   8 3/8% Senior Notes due 2007, 6.20% Senior Notes due 2008,
                   8 7/8% Senior Notes due 2017 and 8 1/2% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1(b) to the Company's Registration Statement on Form S-4, as amended, filed on September 22, 1997).

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

         10.3 Comcast MHCP Holdings, L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of December 18, 1994, among the Comcast Cable Communications, Inc., The California Public Employees' Retirement System and, for certain limited purposes, Comcast

                   Corporation (incorporated by reference to Exhibit 10.1 to Comcast Corporation's Current Report on Form 8-K filed on January 6, 1995).

         10.4 Credit Agreement, dated as of December 22, 1994, among Comcast MH Holdings, Inc., the banks listed therein, The Chase Manhattan Bank (National Association), NationsBank of Texas, N.A. and the Toronto-Dominion Bank, as Arranging Agents, The Bank of New York, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce and Morgan Guaranty Trust Company of New York, as Managing Agents and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Comcast Corporation's Current Report on Form 8- K filed on January 6, 1995).

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

         10.7 Affiliate Subordination Agreement (as the same may be amended, modified, supplemented, waived, extended or restated from time to time, this "Agreement"), dated as of December 22, 1994, among Comcast Corporation, Comcast MH Holdings, Inc. (the "Borrower"), any affiliate of the Borrower that shall have become a party thereto and NationsBank of Texas, N.A., as Administrative Agent under the Credit Agreement dated as of December 22, 1994, among the Borrower, the Banks listed therein, The Chase Manhattan Bank (National Association), NationsBank of Texas, N.A. and The Toronto-Dominion Bank, as Arranging Agents. The Bank of New York, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce and Morgan Guaranty Trust Company of New York, as Managing Agents, and the Administrative Agent (incorporated by reference to Exhibit 10.5 to Comcast Corporation's Current Report on Form 8- K filed on January 6, 1995).

         10.8 Registration Rights and Price Protection Agreement, dated as of December 22, 1994, by and between Comcast Corporation and The California Public Employees' Retirement System (incorporated by reference to Exhibit 10.8 to Comcast Corporation's Current Report on Form 8- K filed on January 6,
                   1995).

         10.9 Management Agreement, dated as of April 24, 1997, between Comcast Cable Communications, Inc. and Comcast Corporation (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-4, as amended, filed on September 22, 1997).

         10.10 Promissory Note, dated as of July 2, 1997, between Comcast Cable Communications, Inc. and Comcast Corporation (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-4, as amended, filed on September 22, 1997).

         10.11 Credit Agreement, dated as of November 15, 1996, among Comcast SCH Holdings, Inc., the banks listed therein, Nationsbank of Texas, N.A., as Documentation Agent, The Chase Manhattan Bank, as Syndication Agent, The Bank of New York, The Chase Manhattan Bank and Nationsbank of Texas, N.A., as Managing Agents, and The Bank of New York, as Administrative Agent (incorporated by reference to Exhibit 10.35 to Comcast Corporation's Form 10-K filed on March 3, 1998).

         12.1      Statement re: Computation of Ratio of Earnings to Fixed
                   Charges.

         23.1      Consent of Deloitte & Touche LLP.

         27.1      Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 19, 1999.

                                         Comcast Cable Communications, Inc.



                                         By: /s/ Brian L. Roberts
                                             -----------------------------------
                                             Brian L. Roberts
                                             Vice Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                                 DATE

/s/ Ralph J. Roberts
-----------------------
Ralph J. Roberts          Chairman; Director                      March 19, 1999


/s/ Julian A. Brodsky
-----------------------
Julian A. Brodsky         Vice Chairman; Director                 March 19, 1999


/s/ Brian L. Roberts
-----------------------
Brian L. Roberts          Vice Chairman; Director (Principal      March 19, 1999
                          Executive Officer)

/s/ Lawrence S. Smith
-----------------------
Lawrence S. Smith         Executive Vice President                March 19, 1999
                          (Principal Accounting Officer)

/s/ John R. Alchin
-----------------------
John R. Alchin            Senior Vice President, Treasurer        March 19, 1999
                          (Principal Financial Officer)

/s/ Stanley L. Wang
-----------------------
Stanley L. Wang           Senior Vice President, Secretary;       March 19, 1999
                          Director

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

                             CONDENSED BALANCE SHEET

                    (Dollars in millions, except share data)

                                                                                               December 31,
                                                                                           1998             1997
ASSETS
CURRENT ASSETS
   Other current assets.........................................................         $                     $0.2
                                                                                         --------          --------
       Total current assets.....................................................                                0.2

Investments in and amounts due to/from subsidiaries eliminated
   upon consolidation, net......................................................          2,751.6           2,091.0

Deferred charges, net...........................................................             27.1              17.1
                                                                                         --------          --------
                                                                                         $2,778.7          $2,108.3
                                                                                         ========          ========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Accrued interest and other...................................................            $30.9             $24.1
                                                                                         --------          --------
       Total current liabilities................................................             30.9              24.1
                                                                                         --------          --------

   Long-term debt...............................................................          2,489.4           1,691.1
                                                                                         --------          --------

   Notes payable to affiliate...................................................                               72.3
                                                                                         --------          --------

   Deferred income taxes, due to affiliates.....................................             83.7              51.9
                                                                                         --------          --------

   Other liabilities ...........................................................              1.7               1.8
                                                                                         --------          --------

STOCKHOLDER'S EQUITY
   Common stock, $1 par value - authorized and issued, 1,000 shares.............
   Additional capital...........................................................          3,066.2           3,066.2
   Accumulated deficit..........................................................         (2,896.4)         (2,799.1)
   Unrealized gains on marketable securities held by a subsidiary...............              3.2
                                                                                         --------          --------
       Total stockholder's equity...............................................            173.0             267.1
                                                                                         --------          --------
                                                                                         $2,778.7          $2,108.3
                                                                                         ========          ========

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

            CONDENSED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                  (In millions)

                                                                                   Year Ended December 31,
                                                                          1998              1997             1996
AMORTIZATION..................................................              $1.7             $1.0         $
                                                                       ---------        ---------         ---------

OPERATING LOSS................................................               1.7              1.0

OTHER (INCOME) EXPENSE
   Interest (income) expense on affiliate notes, net..........            (142.4)           (93.3)             16.4
   Interest expense (income), net.............................             149.9             96.5              (0.6)
   Equity in net losses of affiliates.........................              82.1            117.9               5.1
                                                                       ---------        ---------         ---------
                                                                            89.6            121.1              20.9

LOSS BEFORE INCOME TAX EXPENSE................................             (91.3)          (122.1)            (20.9)

INCOME TAX EXPENSE............................................               6.0              6.7               1.7
                                                                       ---------        ---------         ---------

NET LOSS......................................................             (97.3)          (128.8)            (22.6)

ACCUMULATED DEFICIT
   Beginning of year..........................................          (2,799.1)        (2,124.0)         (2,101.4)
   Elimination of outstanding notes receivable from
     affiliate through a non-cash dividend to Comcast.........                             (546.3)
                                                                       ---------        ---------         ---------

   End of year................................................         ($2,896.4)       ($2,799.1)        ($2,124.0)
                                                                       =========        =========         =========

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

                        CONDENSED STATEMENT OF CASH FLOWS

                                  (In millions)

                                                                                  Year Ended December 31,
                                                                         1998              1997             1996

OPERATING ACTIVITIES
   Net loss...................................................            ($97.3)         ($128.8)           ($22.6)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
     Amortization.............................................               1.7              1.0
     Non-cash interest expense................................               0.4
     Equity in net losses of affiliates.......................              82.1            117.9               5.1
     Deferred income tax benefit..............................              31.8             50.4              (4.3)
                                                                          ------         --------          --------
                                                                            18.7             40.5             (21.8)

     Changes in working capital and other liabilities.........               6.9             29.1               2.2
                                                                          ------         --------          --------
       Net cash provided by (used in) operating activities....              25.6             69.6             (19.6)
                                                                          ------         --------          --------

FINANCING ACTIVITIES
   Proceeds from borrowings...................................             797.9          1,691.1
   Proceeds from notes payable to affiliate...................              72.4             72.3
   Repayment of notes payable to affiliates...................            (144.7)           (45.0)
   Deferred financing costs...................................             (11.7)           (18.1)              0.3
                                                                          ------         --------          --------
     Net cash provided by financing activities................             713.9          1,700.3               0.3
                                                                          ------         --------          --------

INVESTING ACTIVITIES
   Net transactions with affiliates...........................            (739.5)        (1,769.9)             14.8
                                                                          ------         --------          --------
     Net cash (used in) provided by investing activities......            (739.5)        (1,769.9)             14.8
                                                                          ------         --------          --------

DECREASE IN CASH AND CASH EQUIVALENTS.........................                                                 (4.5)

CASH AND CASH EQUIVALENTS, beginning of year..................                                                  4.5
                                                                          ------         --------          --------

CASH AND CASH EQUIVALENTS, end of year........................            $              $                 $
                                                                          ======         ========          ========

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                  (In millions)

                                                                                  Additions
                                                       Balance at                Charged to   Deductions      Balance
                                                        Beginning    Effect of    Costs and      from         at End
                                                         of Year   Acquisitions   Expenses    Reserves(A)     of Year

Allowance for Doubtful Accounts

   1998.....................................             $16.7       $             $15.8        $13.1         $19.4

   1997.....................................              12.0                      18.4         13.7          16.7

   1996.....................................              10.7          1.4         15.7         15.8          12.0

(A)  Uncollectible accounts written off.