Form 10-Q
period 1999-03-31
COMCAST CABLE COMMUNICATIONS INC
filed 1999-05-14
CIK 1040573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 1999
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

                    1201 Market Street, Wilmington, DE 19801
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

         Yes  X                                             No

                           --------------------------

As of March 31, 1999, there were 1,000 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number

PART I    FINANCIAL INFORMATION

          ITEM 1    Financial Statements

                    Condensed Consolidated Balance Sheet as of March 31,
                    1999 and December 31, 1998 (Unaudited)....................2

                    Condensed Consolidated Statement of Operations and Accumulated Deficit for the Three Months Ended
                    March 31, 1999 and 1998 (Unaudited).......................3

                    Condensed Consolidated Statement of Cash Flows for the
                    Three Months Ended March 31, 1999 and 1998 (Unaudited)....4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)......................5 - 8

          ITEM 2    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................9 - 11

PART II   OTHER INFORMATION

          ITEM 1    Legal Proceedings........................................12

          ITEM 6    Exhibits and Reports on Form 8-K.........................12

          SIGNATURES.........................................................13

                       -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended March 31, 1999. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast Cable," "we," "us" and "our" refer to Comcast Cable Communications, Inc. and its subsidiaries.

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                                 (Dollars in millions, except share data)
                                                                                         March 31,       December 31,
                                                                                           1999              1998
                                                                                         --------          --------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents.......................................................         $67.6             $34.5
   Investments.....................................................................          14.2              13.4
   Cash held by an affiliate.......................................................          29.9              57.1
   Accounts receivable, less allowance for doubtful
     accounts of $21.8 and $19.4...................................................          69.1              90.9
   Inventories.....................................................................          37.5              34.6
   Other current assets............................................................          16.8              14.9
                                                                                         --------          --------
       Total current assets........................................................         235.1             245.4
                                                                                         --------          --------

PROPERTY AND EQUIPMENT.............................................................       3,299.4           3,276.5
   Accumulated depreciation........................................................      (1,242.9)         (1,180.4)
                                                                                         --------          --------
   Property and equipment, net.....................................................       2,056.5           2,096.1
                                                                                         --------          --------

DEFERRED CHARGES...................................................................       5,937.9           5,876.4
   Accumulated amortization........................................................      (1,860.6)         (1,768.5)
                                                                                         --------          --------
   Deferred charges, net...........................................................       4,077.3           4,107.9
                                                                                         --------          --------
                                                                                         $6,368.9          $6,449.4
                                                                                         ========          ========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses...........................................        $230.1            $324.0
   Accrued interest................................................................          89.6              35.4
   Deferred income taxes...........................................................           4.8               4.6
   Current portion of long-term debt...............................................           0.1               0.1
   Due to affiliates...............................................................         201.6             166.6
                                                                                         --------          --------
       Total current liabilities...................................................         526.2             530.7
                                                                                         --------          --------

LONG-TERM DEBT, less current portion...............................................       3,462.2           3,462.1
                                                                                         --------          --------

MINORITY INTEREST AND OTHER........................................................         171.5             181.8
                                                                                         --------          --------

NOTES PAYABLE TO AFFILIATES........................................................          91.3             134.6
                                                                                         --------          --------

DUE TO AFFILIATE...................................................................         563.5             524.8
                                                                                         --------          --------

DEFERRED INCOME TAXES, due to affiliate............................................       1,420.0           1,442.4
                                                                                         --------          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, $1 par value - authorized and issued, 1,000 shares................
   Additional capital..............................................................       3,066.2           3,066.2
   Accumulated deficit.............................................................      (2,935.2)         (2,896.4)
   Unrealized gains on marketable securities.......................................           3.2               3.2
                                                                                         --------          --------
       Total stockholder's equity..................................................         134.2             173.0
                                                                                         --------          --------
                                                                                         $6,368.9          $6,449.4
                                                                                         ========          ========

See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)


                                                                                      (Amounts in millions)
                                                                                  Three Months Ended March 31,
                                                                                     1999             1998
                                                                                   ---------        ---------
SERVICE INCOME................................................................        $604.8           $541.2
                                                                                   ---------        ---------

COSTS AND EXPENSES
   Operating..................................................................         271.5            242.8
   Selling, general and administrative........................................         138.3            125.9
   Depreciation and amortization..............................................         194.2            161.9
                                                                                   ---------        ---------
                                                                                       604.0            530.6
                                                                                   ---------        ---------

OPERATING INCOME..............................................................           0.8             10.6

OTHER (INCOME) EXPENSE
   Interest expense...........................................................          65.7             53.5
   Interest expense on notes payable to affiliates............................           1.9             12.9
   Investment income and other, net...........................................          (0.7)            (2.3)
                                                                                   ---------        ---------
                                                                                        66.9             64.1
                                                                                   ---------        ---------

LOSS BEFORE INCOME TAX BENEFIT AND MINORITY INTEREST..........................         (66.1)           (53.5)

INCOME TAX BENEFIT............................................................         (18.5)           (14.4)
                                                                                   ---------        ---------

LOSS BEFORE MINORITY INTEREST.................................................         (47.6)           (39.1)

MINORITY INTEREST.............................................................          (8.8)            (5.2)
                                                                                   ---------        ---------

NET LOSS......................................................................         (38.8)           (33.9)

ACCUMULATED DEFICIT
   Beginning of period........................................................      (2,896.4)        (2,799.1)
                                                                                   ---------        ---------

   End of period..............................................................     ($2,935.2)       ($2,833.0)
                                                                                   =========        =========


See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                           (Dollars in millions)
                                                                                        Three Months Ended March 31,
                                                                                          1999              1998
                                                                                        ---------         ---------
OPERATING ACTIVITIES
   Net loss.........................................................................       ($38.8)           ($33.9)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization..................................................        194.2             161.9
     Non-cash interest expense......................................................          0.1               0.1
     Non-cash interest expense on notes payable to affiliates.......................          1.7              12.9
     Deferred expenses charged by an affiliate......................................         38.7              32.2
     Minority interest..............................................................         (8.8)             (5.2)
     Deferred income tax benefit, due to affiliate..................................        (22.2)            (15.9)
     Other..........................................................................                           (0.2)
                                                                                        ---------         ---------
                                                                                            164.9             151.9
     Change in working capital accounts.............................................        (24.8)             61.4
                                                                                        ---------         ---------
           Net cash provided by operating activities................................        140.1             213.3
                                                                                        ---------         ---------

FINANCING ACTIVITIES
   Proceeds from borrowings.........................................................                          817.0
   Repayments of long-term debt.....................................................                         (683.0)
   Repayment of notes payable to affiliates.........................................        (45.0)
   Net transactions with affiliates.................................................         35.0             (43.7)
   Other............................................................................         (0.1)              0.6
                                                                                        ---------         ---------
           Net cash (used in) provided by financing activities......................        (10.1)             90.9
                                                                                        ---------         ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...............................................                         (136.9)
   Capital expenditures.............................................................       (105.6)           (140.3)
   Decrease (increase) in cash held by an affiliate.................................         27.2             (17.8)
   Additions to deferred charges and other..........................................        (18.5)            (12.2)
                                                                                        ---------         ---------
           Net cash used in investing activities....................................        (96.9)          (307.2)
                                                                                        ---------         ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................         33.1             (3.0)

CASH AND CASH EQUIVALENTS, beginning of period......................................         34.5              40.7
                                                                                        ---------         ---------

CASH AND CASH EQUIVALENTS, end of period............................................        $67.6             $37.7
                                                                                        =========         =========



See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1998 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 1999 and the condensed consolidated statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by Comcast Cable Communications, Inc. (the "Company"), a wholly owned subsidiary of Comcast Corporation ("Comcast"), and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1999 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1999 are not necessarily indicative of operating results for the full year.

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

     Comprehensive Loss
     Total comprehensive loss for the three months ended March 31, 1999 and 1998 was $38.8 million and $33.9 million, respectively. Total comprehensive loss includes net loss and unrealized gains (losses) on marketable securities for the periods presented.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1999.

3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     AT&T Agreement
     On May 4, 1999, Comcast and AT&T Corp. ("AT&T") entered into an agreement (the "AT&T Agreement") pursuant to which Comcast and AT&T agreed to exchange various cable systems, including certain of the Company's cable systems (the "System Exchanges"), to improve each company's geographic clustering of systems. Under the terms of the AT&T Agreement, Comcast will pay AT&T approximately $3.4 billion (subject to adjustment based on the actual number of net subscribers acquired and the per subscriber price of certain subscribers) for the approximately 750,000 net subscribers to be acquired as a result of the System Exchanges. Comcast will pay for the net subscribers acquired in connection with the System Exchanges with shares of AT&T common stock currently owned or subsequently acquired by Comcast and other securities or assets which would permit the System Exchanges to be tax-free to the extent possible. The value of any currently owned AT&T common stock to be exchanged will be determined based upon the average trading price during the 20-day trading period beginning June 3, 1999.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Under the terms of the AT&T Agreement, Comcast also has an option to acquire from AT&T, following approximately three years, additional cable systems with a total of between 1.0 million and 1.4 million subscribers for approximately $4.8 billion to $6.7 billion (subject to reduction for any long-term debt and other liabilities of the acquired cable systems). Comcast will pay for these cable systems with shares of Comcast's Class A Special Common Stock (valued on the same basis as described in the prior paragraph) and other securities or assets which would permit the acquisition to be tax-free (or if such result can not be obtained, with cash).

     Under the terms of the AT&T Agreement, Comcast has also agreed to offer AT&T-branded residential wireline telephony in the Company's cable system markets, provided AT&T has concluded separate residential telephony agreements with at least two other non-AT&T affiliated multi-system cable operators. AT&T has agreed to grant Comcast the most favorable terms AT&T has reached with any of those or other multi-system cable operators.

     The majority of the System Exchanges and the exercise of Comcast's option to acquire the additional cable systems are contingent upon the completion of AT&T's acquisition of MediaOne Group, Inc., which is expected to close in the first quarter of 2000, subject to receipt of necessary shareholder, regulatory and other approvals. There can be no assurance, however, that such acquisition will be consummated.

     Acquisition of Jones Intercable, Inc.
     On April 7, 1999, Comcast completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable") for aggregate consideration of $706.3 million in cash. The acquisition was funded with available cash and cash equivalents. Also on that date, Comcast contributed its shares in Jones Intercable to the Company. The Company now owns approximately 12.8 million shares of Jones Intercable Class A Common Stock and approximately 2.9 million shares of Jones Intercable's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in Jones Intercable. In addition, the 2.9 million shares of Common Stock owned by the Company represent approximately 57% of Jones Intercable's outstanding Common Stock, which is entitled to elect 75% of the Board of Directors of Jones Intercable. As a result of this transaction, Jones Intercable is now a consolidated public subsidiary of the Company, serving approximately 1.0 million customers.

4.   LONG-TERM DEBT

     Interest Rates
     As of March 31, 1999 and December 31, 1998, the Company's effective weighted average interest rate on its long-term debt outstanding was 7.39% and 7.48%, respectively.

     Lines of Credit
     As of March 31, 1999, certain subsidiaries of the Company had unused lines of credit of $686.6 million, $86.6 million of which is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

5.   NOTES PAYABLE TO AFFILIATES

     As of March 31, 1999 and December 31, 1998, notes payable to affiliates include $85.7 million and $130.7 million principal amount of notes payable to Comcast and certain of its wholly owned subsidiaries. The notes payable bear interest at rates ranging from 7.25% to 9.25% as of March 31, 1999 (weighted average interest rate of 7.72% and 7.73% as of March 31, 1999 and December 31, 1998) and are due in 2002. Accrued interest relating to such notes of $5.6 million and $3.9 million is included in notes payable to affiliates as of March 31, 1999 and December 31, 1998, respectively.

6.   RELATED PARTY TRANSACTIONS

     Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives an allocated portion, based upon market share, of a percentage of net sales

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     of merchandise sold to QVC customers located in the Company's service area. For the three months ended March 31, 1999 and 1998, the Company's service income includes $2.6 million and $2.5 million, respectively, relating to QVC.

     Comcast, through management agreements, manages the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems and arrange for and supervise (but not necessarily perform itself) certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $33.5 million and $31.2 million during the three months ended March 31, 1999 and 1998, respectively. These management fees are included in selling, general and administrative expenses in the Company's condensed consolidated statement of operations and accumulated deficit. Comcast has agreed to permit certain subsidiaries of the Company to defer payment of a portion of these expenses with the deferred portion being treated as a subordinated long-term liability due to affiliate which will not be paid until the subsidiaries' existing long-term debt is retired. In addition, payment of certain of these expenses has been deferred until the California Public Employees' Retirement System ("CalPERS") no longer has an interest in Comcast MHCP Holdings, LLC (the "LLC"), a majority owned subsidiary of the Company. Management fees deferred during the three months ended March 31, 1999 and 1998 were $1.4 million and $1.3 million, respectively. Deferred management fees were $143.8 million and $142.4 million as of March 31, 1999 and December 31, 1998, respectively.

     On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charges each of the Company's subsidiaries for programming on a basis which generally approximates the amount each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are included in operating expenses in the Company's condensed consolidated statement of operations and accumulated deficit. The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $221.9 million and $190.5 million, including $189.8 million and $160.9 million of Programming Charges, during the three months ended March 31, 1999 and 1998, respectively. The Programming Charges include $18.7 million and $14.0 million during the three months ended March 31, 1999 and 1998, respectively, relating to programming purchased by the Company, through Comcast, from suppliers in which Comcast holds an equity interest.

     Comcast has agreed to permit certain of the Company's subsidiaries to defer payment of a portion of the Programming Charges with the deferred portion being treated as a subordinated long-term liability due to affiliate which will not be payable until the subsidiaries' existing long-term debt is retired. In addition, payment of certain of the Programming Charges has been deferred until CalPERS no longer has an interest in the LLC. Programming Charges deferred during the three months ended March 31, 1999 and 1998 were $37.3 million and $30.9 million, respectively. Deferred Programming Charges were $419.7 million and $382.4 million as of March 31, 1999 and December 31, 1998, respectively.

     Current due to affiliates in the Company's condensed consolidated balance sheet primarily consists of amounts due to Comcast and its affiliates under the cost-sharing arrangements described above and amounts payable to Comcast and its affiliates as reimbursement for payments made, in the ordinary course of business, by such affiliates on behalf of the Company.

     The Company has entered into a custodial account arrangement with Comcast Financial Agency Corporation ("CFAC"), a wholly owned subsidiary of Comcast, under which CFAC provides cash management services to the Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     and agent, which invests and disburses such funds at the direction of the Company. As of March 31, 1999 and December 31, 1998, $29.9 million and $57.1 million, respectively, of the Company's cash was held by CFAC. These amounts have been classified as cash held by an affiliate in the Company's condensed consolidated balance sheet. During the three months ended March 31, 1999 and 1998, the Company recognized investment income of $0.3 million and $1.5 million, respectively, on cash held by CFAC.

7.   STATEMENT OF CASH FLOWS-SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest on its long-term debt of $11.4 million and $9.1 million during the three months ended March 31, 1999 and 1998, respectively. The Company made cash payments for interest on the notes payable to affiliates of $0.2 million during the three months March 31, 1999.

     The Company made cash payments for state income taxes of $0.1 million and $0.4 million during the three months ended March 31, 1999 and 1998, respectively.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

     The Federal Communications Commission ("FCC") and the Company entered into a "social contract" in which the Company has committed to complete certain system upgrades and improvements by March 1999 in return for which it was able, after December 31, 1997, to move a limited number of previously regulated programming services in certain cable franchises to an unregulated new product tier. The Company believes it is in full compliance with the "social contract" and will file a final report to the FCC on or before June 30, 1999.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to Securities and Exchange Commission General Instruction H to Form 10-Q, except as noted below.

Results of Operations

     Our summarized consolidated financial information for the three months ended March 31, 1999 and 1998 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                              Three Months Ended
                                                                  March 31,          Increase / (Decrease)
                                                               1999        1998         $           %
                                                             --------    --------    --------    --------
Service income.........................................        $604.8      $541.2       $63.6        11.8%
Operating, selling, general and administrative
   expenses............................................         409.8       368.7        41.1        11.1
                                                             --------    --------
Operating income before depreciation and
   amortization (1)....................................         195.0       172.5        22.5        13.0
Depreciation and amortization..........................         194.2       161.9        32.3        20.0
                                                             --------    --------
Operating income.......................................           0.8        10.6        (9.8)         NM
                                                             --------    --------
Interest expense.......................................          65.7        53.5        12.2        22.8
Interest expense on notes payable to affiliates........           1.9        12.9       (11.0)         NM
Investment income and other, net.......................          (0.7)       (2.3)       (1.6)      (69.6)
Income tax benefit.....................................         (18.5)      (14.4)        4.1        28.5
Minority interest......................................          (8.8)       (5.2)        3.6        69.2
                                                             --------    --------
Net loss...............................................        ($38.8)     ($33.9)       $4.9        14.5%
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

     Of the $63.6 million increase in service income for the three month periods from 1998 to 1999, $13.4 million is attributable to the effects of the acquisitions of cable communications systems, $6.7 million is attributable to subscriber growth, $24.9 million relates to changes in rates, $5.0 million is attributable to growth in cable advertising sales and $13.6 million relates to other product offerings (e.g., digital cable, high speed data services, etc.).

     Of the $41.1 million increase in operating, selling, general and administrative expenses for the three month period from 1998 to 1999, $8.9 million is attributable to the effects of the acquisitions of cable communications systems, $14.7 million is attributable to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, $1.3 million is attributable to growth in advertising sales and $16.2 million results from increases in the cost of labor, other volume related expenses and costs associated with new product offerings. It is anticipated that the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

     Comcast, on our behalf, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, we receive an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in our

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


service area. For the three months ended March 31, 1999 and 1998, our service income includes $2.6 million and $2.5 million, respectively, relating to QVC.

     Comcast, through management agreements, manages the operations of our subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems and arrange for and supervise (but not necessarily perform itself) certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged our subsidiaries management fees of $33.5 million and $31.2 million during the three months ended March 31, 1999 and 1998, respectively. These management fees are included in selling, general and administrative expenses in our condensed consolidated statement of operations and accumulated deficit.

     On our behalf, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charges each of our subsidiaries for programming on a basis which generally approximates the amount each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to us by Comcast for programming (the "Programming Charges") are included in operating expenses in our condensed consolidated statement of operations and accumulated deficit. We purchase certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. We reimburse Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, we incurred total expenses of $221.9 million and $190.5 million, including $189.8 million and $160.9 million of Programming Charges, during the three months ended March 31, 1999 and 1998, respectively. The Programming Charges include $18.7 million and $14.0 million during the three months ended March 31, 1999 and 1998, respectively, relating to programming purchased by us, through Comcast, from suppliers in which Comcast holds an equity interest.

     The $32.3 million increase in depreciation and amortization expense for the three month period from 1998 to 1999 is primarily attributable to the effects of the acquisitions of cable communications systems and the effects of capital expenditures. Depreciation and amortization expense for the quarter ended March 31, 1999 includes the effects of final purchase price adjustments relating to certain cable communications systems which we acquired in 1998.

     The $12.2 million increase in interest expense for the three month period from 1998 to 1999 is primarily attributable to the interest expense on our $800.0 million aggregate principal amount 6.20% senior notes due 2008 which we borrowed in November 1998. We anticipate that, for the foreseeable future, interest expense will be a significant cost to us and will have a significant adverse effect on our ability to realize net earnings. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

     The  $11.0  million  decrease  in  interest  expense  on notes  payable  to
affiliates   for  the  three  month  period  from  1998  to  1999  is  primarily attributable to decreases in the average balance of notes outstanding.

     The $4.1 million increase in income tax benefit for the three months period from 1998 to 1999 is primarily attributable to an increase in our loss before income tax benefit and minority interest.

     The $3.6 million increase in minority interest for the three month period from 1998 to 1999 is attributable to the effects of an increase in the net loss of our majority owned subsidiary, Comcast MHCP Holdings, L.L.C.

     For the three months ended March 31, 1999 and 1998, our earnings before income tax benefit and fixed charges (interest expense and interest expense on notes payable to affiliates) were $10.3 million and $18.1 million, respectively. Such earnings were not adequate to cover our fixed charges of $67.6 million and $66.4 million for the three months ended March 31, 1999 and 1998, respectively. Our fixed charges include non-cash interest expense of $1.8 million and $13.0 million for the three months ended March 31, 1999 and 1998, respectively. The inadequacy of these earnings to cover fixed charges is primarily due to the substantial non-cash charges for depreciation and amortization expense.

     We believe that our losses and the inadequacy of our earnings to cover fixed charges will not significantly affect the performance of our normal business activities because of our existing cash, cash equivalents, investments and cash held by an affiliate, our ability to generate

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


operating income before depreciation and amortization and our ability to obtain external financing.

     We believe that our operations are not materially affected by inflation.

                              --------------------

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

     Based on an inventory conducted in 1997, we have identified computer systems that will require modification or replacement so that they will properly utilize dates beyond December 31, 1999. Many of our critical systems are new and are already Year 2000 compliant as a result of our recent rebuild of many of our cable communications systems. In addition, we have initiated communications with all of our significant software suppliers and service bureaus to determine their plans for remediating the Year 2000 Issue in their software which we use or rely upon.

     As of March 31, 1999, we are in the Testing Phase of our Year 2000 remediation program and have entered the Implementation Phase with respect to certain of our key systems. Through March 31, 1999, we have incurred approximately $3.0 million in connection with our Year 2000 remediation program. We estimate that we will incur between approximately $5 million to $7 million of additional expense through December 1999 in connection with our Year 2000 remediation program. Our estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, there can be no guarantee that the systems of other companies on which we rely will be converted on a timely basis, or that a failure to convert by another company would not have a material adverse effect on us.

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


PART II   OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

     We are subject to legal proceedings and claims which arise in the ordinary course of our business. In the opinion of our management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity .

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K - none.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             COMCAST CABLE COMMUNICATIONS, INC.






                                             /S/ LAWRENCE S. SMITH
                                             -----------------------------------
                                             Lawrence S. Smith
                                             Principal Accounting Officer



                                             /S/ JOSEPH J. EUTENEUER
                                             -----------------------------------
                                             Joseph J. Euteneuer
                                             Vice President (Authorized Officer)



Date: May 14, 1999