Form 10-Q
period 1999-06-30
COMCAST CABLE COMMUNICATIONS INC
filed 1999-08-16
CIK 1040573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 1999
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

         Yes  _X_                                     No ___

                           --------------------------

As of June 30, 1999, there were 1,000 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number

PART I    FINANCIAL INFORMATION

          ITEM 1    Financial Statements

                    Condensed Consolidated Balance Sheet as of June 30,
                    1999 and December 31, 1998 (Unaudited).....................2

                    Condensed Consolidated Statement of Operations and Accumulated Deficit for the Six and Three Months Ended
                    June 30, 1999 and 1998 (Unaudited).........................3

                    Condensed Consolidated Statement of Cash Flows for the
                    Six Months Ended June 30, 1999 and 1998 (Unaudited)........4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited).......................5 - 9

          ITEM 2    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................10 - 13

PART II   OTHER INFORMATION

          ITEM 1    Legal Proceedings.........................................14

          ITEM 6    Exhibits and Reports on Form 8-K..........................14

          SIGNATURES..........................................................15

                       -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended June 30, 1999. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast Cable," "we," "us" and "our" refer to Comcast Cable Communications, Inc. and its subsidiaries.

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                    (Dollars in millions, except share data)
                                                                                        June 30,        December 31,
                                                                                          1999              1998
                                                                                        ---------       ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents.......................................................         $90.2             $34.5
   Investments.....................................................................          14.9              13.4
   Cash held by an affiliate.......................................................           6.5              57.1
   Accounts receivable, less allowance for doubtful
     accounts of $24.9 and $19.4...................................................         112.0              90.9
   Inventories.....................................................................          63.7              34.6
   Other current assets............................................................          36.6              14.9
                                                                                         --------          --------
       Total current assets........................................................         323.9             245.4
                                                                                         --------          --------

INVESTMENTS........................................................................          45.3               4.9
                                                                                         --------          --------

PROPERTY AND EQUIPMENT.............................................................       3,976.7           3,276.5
   Accumulated depreciation........................................................      (1,329.2)         (1,180.4)
                                                                                         --------          --------
   Property and equipment, net.....................................................       2,647.5           2,096.1
                                                                                         --------          --------

DEFERRED CHARGES...................................................................       8,123.9           5,871.5
   Accumulated amortization........................................................      (2,003.2)         (1,768.5)
                                                                                         --------          --------
   Deferred charges, net...........................................................       6,120.7           4,103.0
                                                                                         --------          --------
                                                                                         $9,137.4          $6,449.4
                                                                                         ========          ========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses...........................................        $353.0            $324.0
   Accrued interest................................................................          55.5              35.4
   Deferred income taxes...........................................................           5.1               4.6
   Current portion of long-term debt...............................................           2.1               0.1
   Due to affiliates...............................................................         226.8             166.6
                                                                                         --------          --------
       Total current liabilities...................................................         642.5             530.7
                                                                                         --------          --------

LONG-TERM DEBT, less current portion...............................................       5,085.9           3,462.1
                                                                                         --------          --------

MINORITY INTEREST AND OTHER........................................................         184.8             181.8
                                                                                         --------          --------

NOTES PAYABLE TO AFFILIATES........................................................          92.9             134.6
                                                                                         --------          --------

DUE TO AFFILIATE...................................................................         599.6             524.8
                                                                                         --------          --------

DEFERRED INCOME TAXES, due to affiliate............................................       1,690.9           1,442.4
                                                                                         --------          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, $1 par value - authorized and issued, 1,000 shares................
   Additional capital..............................................................       3,823.9           3,066.2
   Accumulated deficit.............................................................      (2,986.5)         (2,896.4)
   Unrealized gains on marketable securities.......................................           3.4               3.2
                                                                                         --------          --------
       Total stockholder's equity..................................................         840.8             173.0
                                                                                         --------          --------

                                                                                         $9,137.4          $6,449.4
                                                                                         ========          ========


See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)



                                                                                (Dollars in millions)
                                                                   Six Months Ended         Three Months Ended
                                                                       June 30,                  June 30,
                                                                  1999         1998         1999          1998
                                                                ---------    ---------    ---------     --------
SERVICE INCOME.................................................  $1,353.7     $1,109.5       $748.9       $568.3
                                                                ---------    ---------    ---------     --------

COSTS AND EXPENSES
   Operating...................................................     596.0        486.5        324.5        243.7
   Selling, general and administrative.........................     311.6        252.5        173.3        126.6
   Depreciation and amortization...............................     454.7        323.6        260.5        161.7
                                                                ---------    ---------    ---------     --------
                                                                  1,362.3      1,062.6        758.3        532.0
                                                                ---------    ---------    ---------     --------

OPERATING (LOSS) INCOME........................................      (8.6)        46.9         (9.4)        36.3

OTHER EXPENSE (INCOME)
   Interest expense............................................     159.0        107.9         93.3         54.4
   Interest expense on notes payable to affiliates.............       3.6         27.3          1.7         14.4
   Investment income and other, net............................       6.4         (3.9)         7.1         (1.6)
                                                                ---------    ---------    ---------     --------
                                                                    169.0        131.3        102.1         67.2
                                                                ---------    ---------    ---------     --------

LOSS BEFORE INCOME TAX BENEFIT AND MINORITY INTEREST...........    (177.6)       (84.4)      (111.5)       (30.9)

INCOME TAX BENEFIT.............................................     (29.8)       (20.7)       (11.3)        (6.3)
                                                                ---------    ---------    ---------     --------

LOSS BEFORE MINORITY INTEREST..................................    (147.8)       (63.7)      (100.2)       (24.6)

MINORITY INTEREST..............................................     (57.7)        (9.5)       (48.9)        (4.3)
                                                                ---------    ---------    ---------     --------

NET LOSS.......................................................     (90.1)       (54.2)       (51.3)       (20.3)

ACCUMULATED DEFICIT
   Beginning of period.........................................  (2,896.4)    (2,799.1)    (2,935.2)    (2,833.0)
                                                                ---------    ---------    ---------     --------

   End of period............................................... ($2,986.5)   ($2,853.3)   ($2,986.5)   ($2,853.3)
                                                                =========    =========    =========     ========


See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                           (Dollars in millions)
                                                                                         Six Months Ended June 30,
                                                                                          1999              1998
                                                                                        ---------         ---------
OPERATING ACTIVITIES
   Net loss.........................................................................       ($90.1)           ($54.2)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization..................................................        454.7             323.6
     Non-cash interest expense......................................................          0.4               0.2
     Non-cash interest expense on notes payable to affiliates.......................          3.3              27.3
     Deferred expenses charged by an affiliate......................................         74.8              63.8
     Minority interest..............................................................        (57.7)             (9.5)
     Deferred income tax benefit, due to affiliate..................................        (43.7)            (23.7)
     Other..........................................................................          2.5              (0.1)
                                                                                        ---------         ---------
                                                                                            344.2             327.4
     Changes in working capital accounts............................................        (95.2)              1.6
                                                                                        ---------         ---------
           Net cash provided by operating activities................................        249.0             329.0
                                                                                        ---------         ---------

FINANCING ACTIVITIES
   Proceeds from borrowings.........................................................        125.8             817.0
   Repayments of long-term debt.....................................................                         (712.7)
   Proceeds from notes payable to affiliates........................................                           92.3
   Repayment of notes payable to affiliates.........................................        (45.0)
   Net transactions with affiliates.................................................         60.2              (3.1)
   Deferred financing costs.........................................................         (0.2)             (0.7)
                                                                                        ---------         ---------
           Net cash provided by financing activities................................        140.8             192.8
                                                                                        ---------         ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...............................................         (2.3)           (219.4)
   Capital expenditures.............................................................       (290.0)           (293.7)
   Sale of short-term investments...................................................                            0.1
   Decrease in cash held by an affiliate............................................         50.6              24.4
   Additions to deferred charges and other..........................................        (92.4)            (20.9)
                                                                                        ---------         ---------
           Net cash used in investing activities....................................       (334.1)           (509.5)
                                                                                        ---------         ---------

INCREASE IN CASH AND CASH EQUIVALENTS...............................................         55.7              12.3

CASH AND CASH EQUIVALENTS, beginning of period......................................         34.5              40.7
                                                                                        ---------         ---------

CASH AND CASH EQUIVALENTS, end of period............................................        $90.2             $53.0
                                                                                        =========         =========



See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1998 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1999 and 1998 and the condensed consolidated statement of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by Comcast Cable Communications, Inc. (the "Company"), a wholly owned subsidiary of Comcast Corporation ("Comcast"), and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1999 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of operating results for the full year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncement
     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" deferring the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

     Comprehensive Loss
     Total comprehensive loss for the six and three months ended June 30, 1999 and 1998 was $89.9 million, $54.2 million, $51.1 million and $20.3 million, respectively. Total comprehensive loss includes net loss and unrealized gains (losses) on marketable securities for the periods presented.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1999.

3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Adelphia Agreement
     In May 1999, the Company and Jones Intercable, Inc., a consolidated subsidiary of Comcast, ("Jones Intercable" - see "Acquisition of a Controlling Interest in Jones Intercable, Inc." below) entered into an agreement (the "Adelphia Agreement") to exchange certain cable systems with Adelphia Communications ("Adelphia"). Under the terms of the Adelphia Agreement, the Company and Jones Intercable, in the aggregate, will receive approximately 464,000 cable subscribers from Adelphia. In exchange,
     Adelphia will receive current systems owned by the Company and Jones Intercable serving, in the aggregate, approximately 440,000 subscribers. All of the systems involved in the transactions will be valued based upon independent appraisals with any difference in relative value to be funded with cash or additional cable systems. The system exchanges are subject to customary closing and regulatory approvals and are expected to close by mid-2000.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     AT&T Agreement
     In May 1999, Comcast and AT&T Corp. ("AT&T") entered into an agreement (the "AT&T Agreement") pursuant to which Comcast and AT&T agreed to exchange various cable systems, including certain of the Company's cable systems (the "AT&T System Exchanges"). Under the terms of the AT&T Agreement, Comcast will pay AT&T approximately $3.4 billion (subject to adjustment based on the actual number of net subscribers acquired and the per subscriber price of certain subscribers) for the approximately 750,000 net subscribers to be acquired as a result of the AT&T System Exchanges. Comcast will pay for the net subscribers acquired in connection with the AT&T System Exchanges with shares of AT&T common stock currently owned or subsequently acquired by Comcast and other securities or assets which would permit the AT&T System Exchanges to be tax-free to the extent possible. The value of any currently owned AT&T common stock to be exchanged will be $54.41 per share, based upon the average trading price during the 20-day trading period beginning June 3, 1999.

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

     The majority of the AT&T System Exchanges and the exercise of Comcast's option to acquire the additional cable systems are contingent upon the completion of AT&T's acquisition of MediaOne Group, Inc., which is expected to close in 2000, subject to receipt of necessary shareholder, regulatory and other approvals. There can be no assurance, however, that such acquisition will be consummated.

     Acquisition of a Controlling Interest in Jones Intercable, Inc.
     On April 7, 1999, Comcast completed the acquisition of a controlling interest in Jones Intercable, for aggregate consideration of $706.3 million in cash. Also on that date, Comcast contributed its shares in Jones Intercable to the Company. On June 29, 1999, Comcast purchased an additional 1.0 million shares of Jones Intercable Class A Common Stock for $50.0 million through a private transaction and contributed such shares to the Company. As of June 30, 1999, the Company owns approximately 13.8 million shares of Jones Intercable Class A Common Stock and approximately
     2.9 million shares of Jones Intercable Common Stock, representing approximately 39.6% of the economic and 48.3% of the voting interest in Jones Intercable. In addition, the Control Shares represent shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. Jones Intercable is a public company, which owns cable operations serving approximately 1.0 million customers. The acquisition was accounted for under the purchase method of accounting, as such, the operating results of Jones Intercable have been included in the accompanying condensed consolidated statement of operations and accumulated deficit from the acquisition date. The allocation of the purchase price to the assets and liabilities of Jones Intercable is preliminary pending a final appraisal. The contributions of Comcast's interest in Jones
     Intercable to the Company had no significant impact on the Company's condensed consolidated statement of cash flows due to their noncash nature.

     On August 9, 1999, Comcast announced its intention to commence an offer to exchange 1.4 shares of its Class A Special Common Stock for each share of Class A Common Stock or Common Stock of Jones Intercable for up to 79% of the combined number of shares of Jones Intercable Class A Common Stock and Common Stock outstanding (subject to certain terms and conditions to be contained in the offer documents). The offer would commence upon registration of Comcast's Class A Special Common Stock to be offered in the exchange offer with the Securities and Exchange Commission pursuant to an effective registration statement. Comcast intends to contribute the shares

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     of Jones Intercable Class A Common Stock and Jones Intercable Common Stock received in the exchange offer to the Company.

     Unaudited Pro Forma Information
     The following unaudited pro forma information for the six months ended June 30, 1999 and 1998 has been presented as if the Jones Intercable contribution occurred on January 1, 1998. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Jones Intercable since January 1, 1998 (dollars in millions, except per common share data).


                                                       Six Months Ended
                                                   June 30,          June 30,
                                                     1999              1998
                                                 -----------       -----------

     Revenues...................................  $1,480.0          $1,346.4
     Net loss...................................    (131.8)           (116.1)

4.   LONG-TERM DEBT

     Interest Rates
     As of June 30, 1999 and December 31, 1998, the Company's effective weighted average interest rate on its long-term debt outstanding was 7.26% and 7.48%, respectively.

     Lines of Credit
     As of June 30, 1999, certain subsidiaries of the Company had unused lines of credit of $972.1 million, $372.1 million of which is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

5.   NOTES PAYABLE TO AFFILIATES

     As of June 30, 1999 and December 31, 1998, notes payable to affiliates include $85.7 million and $130.7 million principal amount of notes payable to Comcast and certain of its wholly owned subsidiaries. The notes payable bear interest at rates ranging from 7.25% to 9.25% as of June 30, 1999 (weighted average interest rate of 7.72% and 7.73% as of June 30, 1999 and December 31, 1998, respectively) and are due in 2002. Accrued interest relating to such notes of $7.2 million and $3.9 million is included in notes payable to affiliates as of June 30, 1999 and December 31, 1998, respectively.

6.   RELATED PARTY TRANSACTIONS

     Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the six and three months ended June 30, 1999 and 1998, the Company's service income includes $4.7 million, $4.5 million, $2.1 million and $2.0 million, respectively, relating to QVC.

     Comcast, through management agreements, manages the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems and arrange for and supervise certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $75.4 million, $63.9 million, $41.9 million and $32.7 million during the six and three months ended June 30, 1999 and 1998, respectively. These management fees are included in selling, general and administrative expenses in the Company's condensed consolidated statement

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     of operations and accumulated deficit. Comcast has agreed to permit certain subsidiaries of the Company to defer payment of a portion of these expenses with the deferred portion being treated as a subordinated long-term liability due to affiliate which will not be paid until the subsidiaries' existing long-term debt is retired. In addition, payment of certain of these expenses has been deferred until the California Public Employees' Retirement System ("CalPERS") no longer has an interest in Comcast MHCP Holdings, LLC (the "LLC"), a majority owned subsidiary of the Company. Management fees deferred during the six months ended June 30, 1999 and 1998 were $2.9 million and $2.7 million, respectively. Deferred management fees were $145.3 million and $142.4 million as of June 30, 1999 and December 31, 1998, respectively.

     On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charges each of the Company's subsidiaries for programming on a basis which generally approximates the amount each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are included in operating expenses in the Company's condensed consolidated statement of operations and accumulated deficit. The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $467.5 million, $380.4 million, $245.6 million and $189.9 million, including $401.2 million, $320.8 million, $211.4 million and $159.9 million of Programming Charges, during the six and three months ended June 30, 1999 and 1998, respectively. The Programming Charges include $41.2 million, $29.5 million, $22.5 million and $15.5 million during the six and three months ended June 30, 1999 and 1998, respectively, relating to programming purchased by the Company, through Comcast, from suppliers in which Comcast holds an equity interest.

     Comcast has agreed to permit certain of the Company's subsidiaries to defer payment of a portion of the Programming Charges with the deferred portion being treated as a subordinated long-term liability due to affiliate which will not be payable until the subsidiaries' existing long-term debt is retired. In addition, payment of certain of the Programming Charges has been deferred until CalPERS no longer has an interest in the LLC. Programming Charges deferred during the six months ended June 30, 1999 and 1998 were $71.9 million and $61.1 million, respectively. Deferred Programming Charges were $454.3 million and $382.4 million as of June 30, 1999 and December 31, 1998, respectively.

     Current due to affiliates in the Company's condensed consolidated balance sheet primarily consists of amounts due to Comcast and its affiliates under the cost-sharing arrangements described above and amounts payable to Comcast and its affiliates as reimbursement for payments made, in the ordinary course of business, by such affiliates on behalf of the Company.

     The Company has entered into a custodial account arrangement with Comcast Financial Agency Corporation ("CFAC"), a wholly owned subsidiary of Comcast, under which CFAC provides cash management services to the Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. As of June 30, 1999 and December 31, 1998, $6.5 million and $57.1 million, respectively, of the Company's cash was held by CFAC. These amounts have been classified as cash held by an affiliate in the Company's condensed consolidated balance sheet. During the six and three months ended June 30, 1999 and 1998, the Company recognized investment income of $0.8 million, $2.2 million, $0.5 million and $0.7 million, respectively, on cash held by CFAC.

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest on its long-term debt of $138.5 million, $104.4 million, $127.1 million and $95.3 million during the six and three months ended June 30, 1999 and 1998, respectively. The

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     Company made cash payments for interest on the notes payable to affiliates of $0.3 million during the six months June 30, 1999.

     The Company made cash payments for state income taxes of $3.4 million, $4.1 million, $3.3 million and $3.6 million during the six and three months ended June 30, 1999 and 1998, respectively.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to Securities and Exchange Commission General Instruction H to Form 10-Q, except as noted below.

Results of Operations

     Our summarized consolidated financial information for the six and three months ended June 30, 1999 and 1998 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                              Six Months Ended
                                                                  June 30,          Increase / (Decrease)
                                                              1999        1998          $           %
                                                            ---------   ---------   ---------   ---------
Service income............................................   $1,353.7    $1,109.5      $244.2        22.0%
Operating, selling, general and administrative expenses...      907.6       739.0       168.6        22.8
                                                            ---------   ---------   ---------
Operating income before depreciation and
   amortization (1).......................................      446.1       370.5        75.6        20.4
Depreciation and amortization.............................      454.7       323.6       131.1        40.5
                                                            ---------   ---------   ---------
Operating (loss) income...................................       (8.6)       46.9       (55.5)         NM
                                                            ---------   ---------   ---------
Interest expense..........................................      159.0       107.9        51.1        47.4
Interest expense on notes payable to affiliates...........        3.6        27.3       (23.7)      (86.8)
Investment income and other, net..........................        6.4        (3.9)       10.3          NM
Income tax benefit........................................      (29.8)      (20.7)        9.1        44.0
Minority interest.........................................      (57.7)       (9.5)       48.2          NM
                                                            ---------   ---------   ---------
Net loss..................................................     ($90.1)     ($54.2)      $35.9        66.2%
                                                            =========   =========   =========


                                                             Three Months Ended
                                                                  June 30,          Increase / (Decrease)
                                                              1999        1998          $           %
                                                            ---------   ---------   ---------   ---------
Service income............................................     $748.9      $568.3      $180.6        31.8%
Operating, selling, general and administrative expenses...      497.8       370.3       127.5        34.4
                                                            ---------   ---------   ---------
Operating income before depreciation and
   amortization (1).......................................      251.1       198.0        53.1        26.8
Depreciation and amortization.............................      260.5       161.7        98.8        61.1
                                                            ---------   ---------   ---------
Operating (loss) income...................................       (9.4)       36.3       (45.7)         NM
                                                            ---------   ---------   ---------
Interest expense..........................................       93.3        54.4        38.9        71.5
Interest expense on notes payable to affiliates...........        1.7        14.4       (12.7)      (88.2)
Investment income and other, net..........................        7.1        (1.6)        8.7          NM
Income tax benefit........................................      (11.3)       (6.3)        5.0        79.4
Minority interest.........................................      (48.9)       (4.3)       44.6          NM
                                                            ---------   ---------   ---------
Net loss..................................................     ($51.3)     ($20.3)      $31.0          NM
                                                            =========   =========   =========

------------
(1) Operating income before depreciation and amortization is commonly referred to in the cable communications business as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the cable communications business and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the cable communications industry, although our measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by our management to measure the operating performance of our business. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of our performance.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


     Of the respective $244.2 million and $180.6 million increases in service income for the six and three month periods from 1998 to 1999, $146.3 million and $132.9 million are attributable to the effects of Comcast's contribution of Jones Intercable to us in April 1999 (see Note 3 to our condensed consolidated financial statements included in Item 1) and the effects of our acquisitions of cable communications systems, $12.5 million and $5.8 million are attributable to subscriber growth, $47.1 million and $22.2 million relate to changes in rates, $10.6 million and $5.6 million are attributable to growth in cable advertising sales and $27.7 million and $14.1 million relate to other product offerings (e.g., digital cable, high speed data services, etc.).

     Of the respective $168.6 million and $127.5 million increases in operating, selling, general and administrative expenses for the six and three month periods from 1998 to 1999, $112.1 million and $103.2 million are attributable to the effects of Comcast's contribution of Jones Intercable to us in April 1999 and the effects of our acquisitions of cable communications systems, $28.5 million and $13.8 million are attributable to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, $2.2 million and $0.9 million are attributable to growth in advertising sales and $25.8 million and $9.6 million result from increases in the cost of labor, other volume related expenses and costs associated with new product offerings. It is anticipated that the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

     Comcast, on our behalf, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, we receive an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in our service area. For the six and three months ended June 30, 1999 and 1998, our service income includes $4.7 million, $4.5 million, $2.1 million and $2.0 million, respectively, relating to QVC.

     Comcast, through management agreements, manages the operations of our subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems and arrange for and supervise (but not necessarily perform itself) certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged our subsidiaries management fees of $75.4 million, $63.9 million, $41.9 million and $32.7 million during the six and three months ended June 30, 1999 and 1998, respectively. These management fees are included in selling, general and administrative expenses in our condensed consolidated statement of operations and accumulated deficit.

     On our behalf, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charges each of our subsidiaries for programming on a basis which generally approximates the amount each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to us by Comcast for programming (the "Programming Charges") are included in operating expenses in our condensed consolidated statement of operations and accumulated deficit. We purchase certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. We reimburse Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, we incurred total expenses of $467.5 million, $380.4 million, $245.6 million and 189.9 million, including $401.2 million, $320.8 million, $211.4 million and $159.9 million of Programming Charges, during the six and three months ended June 30, 1999 and 1998, respectively. The Programming Charges include $41.2 million, $29.5 million, $22.5 million and $15.5 million during the six and three months ended June 30, 1999 and 1998, respectively, relating to programming purchased by us, through Comcast, from suppliers in which Comcast holds an equity interest.

     The respective $131.1 million and $98.8 million increases in depreciation and amortization expense for the six and three month periods from 1998 to 1999 are primarily attributable to the effects of Comcast's contribution of Jones Intercable to us, the effects of our acquisitions of cable communications systems and the effects of our capital expenditures. Depreciation and amortization expense for the six months ended June 30, 1999 includes the effects of final purchase price adjustments relating to certain cable communications systems which we acquired in 1998.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


     The respective $51.1 million and $38.9 million increases in interest expense for the six and three month periods from 1998 to 1999 are primarily due to the effects of Comcast's contribution of Jones Intercable to us and to the issuance of our $800.0 million aggregate principal amount 6.20% senior notes due 2008 in November 1998. We anticipate that, for the foreseeable future, interest expense will be a significant cost to us and will have a significant adverse effect on our ability to realize net earnings. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

Interest Rate Risk

     From January 1, 1999 through August 13, 1999, we have entered into interest rate exchange agreements ("Swaps") with an aggregate notional amount of $300.0 million and in connection with Comcast's contribution of Jones Intercable to us, we acquired Swaps with an aggregate notional amount of $400.0 million. Swaps with an aggregate notional amount of $150.0 million either were terminated or expired from January 1, 1999 through August 13, 1999. As of August 13, 1999, we have Swaps with an aggregate notional amount of $600.0 million having an average pay rate of 6.87% and an average receive rate of 5.92%.

     The respective $23.7 million and $12.7 million decreases in interest expense on notes payable to affiliates for the six and three month periods from 1998 to 1999 are primarily attributable to decreases in the average balance of notes outstanding.

     The respective $10.3 million and $8.7 million increases in investment income and other, net for the six and three month periods from 1998 to 1999 are primarily attributable to Comcast's contribution of Jones Intercable to us.

     The respective $9.1 million and $5.0 million increases in income tax benefit for the six and three month periods from 1998 to 1999 are primarily the result of the effects of increases in our loss before income tax benefit and minority interest.

     The respective $48.2 million and $44.6 million increases in minority interest for the six and three month periods from 1998 to 1999 are primarily due to the effects of Comcast's contribution of Jones Intercable to us and to increases in the net loss of our majority owned subsidiary, Comcast MHCP Holdings, L.L.C. in 1999 as compared to the 1998 periods.

     For the six and three months ended June 30, 1999 and 1998, our earnings before income tax benefit and fixed charges (interest expense and interest expense on notes payable to affiliates) were $42.7 million, $60.3 million, $32.4 million and $42.2 million, respectively. Such earnings were not adequate to cover our fixed charges of $162.6 million, $135.2 million, $95.0 million and $68.8 million for the six and three months ended June 30, 1999 and 1998, respectively. Our fixed charges include non-cash interest expense of $3.7 million, $27.5 million, $1.9 million and $14.5 million for the six and three months ended June 30, 1999 and 1998, respectively. The inadequacy of our earnings to cover fixed charges is primarily due to the substantial non-cash charges for depreciation and amortization expense.

     We believe that our losses and the inadequacy of our earnings to cover fixed charges will not significantly affect the performance of our normal business activities because of our existing cash, cash equivalents, investments and cash held by an affiliate, our ability to generate operating income before depreciation and amortization and our ability to obtain external financing.

     We believe that our operations are not materially affected by inflation.

                              --------------------

Year 2000 Readiness Disclosure

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

     o Detailed Planning Phase. Establishment of priorities, development of specific action steps

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


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

     As of June 30, 1999, except for Jones Intercable, we are in the Testing Phase and the Implementation Phase of our Year 2000 remediation program and have entered the Implementation Phase with respect to certain of our key systems. For Jones Intercable, as of June 30, 1999, we are in the Conversion Phase and the Testing Phase of our Year 2000 remediation program . Through June 30, 1999, we have incurred approximately $5.0 million in connection with our Year 2000 remediation program. We estimate that we will incur between approximately $3.0 million to $5.0 million of additional expense through December 1999 in connection with our Year 2000 remediation program. Our estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, there can be no guarantee that the systems of other companies on which we rely will be converted on a timely basis, or that a failure to convert by another company would not have a material adverse effect on us.

     Our management will continue to periodically report the progress of our Year 2000 remediation program to the Audit Committee of Comcast's Board of Directors. We plan to complete the Year 2000 mitigation by the end of the third quarter of 1999, except for Jones Intercable which will be completed in November 1999. Our management has investigated and may consider potential contingency plans in the event that our Year 2000 remediation program is not completed by that date.

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


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

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K:

          (i) We filed a Current Report on Form 8-K under Item 5 on April 8, 1999 relating to our announcement that Comcast Corporation had completed the acquisition of a controlling interest in Jones Intercable. Inc.

          (ii) We filed a Current Report on Form 8-K under Item 5 on May 6, 1999 relating to our announcement that Comcast Corporation had entered into an agreement with AT&T Corp. to exchange certain cable systems and that Comcast Corporation had terminated its Agreement and Plan of Merger with MediaOne Group, Inc.

          (iii)We filed a Current Report on Form 8-K under Item 5 on May 27, 1999 relating to our announcement that Comcast Corporation had entered into an agreement with Adelphia Communications to exchange certain cable systems.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COMCAST CABLE COMMUNICATIONS, INC.
                                      ------------------------------------------






                                      /S/ LAWRENCE S. SMITH
                                      ------------------------------------------
                                      Lawrence S. Smith
                                      Principal Accounting Officer



                                      /S/ JOSEPH J. EUTENEUER
                                      ------------------------------------------
                                      Joseph J. Euteneuer
                                      Vice President (Authorized Officer)



Date: August 16, 1999