Form 10-K
period 1999-12-31
COMCAST CABLE COMMUNICATIONS INC
filed 2000-03-16
CIK 1040573

================================================================================
                                    FORM 10-K
                         ------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     (Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999
                                       OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                        Commission file number 333-30745

                       COMCAST CABLE COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                         23-2175755
    (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                       Identification No.)

    1201 Market Street, Suite 2201
          Wilmington, Delaware                                   19801
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
               Yes   X                        No
                   -----                          -----
                           --------------------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.                                                 [Not applicable]
                           --------------------------
As of December 31, 1999, there were 1,000 shares of Common Stock outstanding.

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

                           --------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                           --------------------------
================================================================================

                       COMCAST CABLE COMMUNICATIONS, INC.
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
                                     PART I
Item 1  Business..............................................................1
Item 2  Properties...........................................................12
Item 3  Legal Proceedings....................................................12
Item 4  Submission of Matters to a Vote of Security Holders..................12

                                  PART II
Item 5  Market for the Registrant's Common Equity and
        Related Stockholder Matters..........................................13
Item 6  Selected Financial Data..............................................13
Item 7  Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................14
Item 8  Financial Statements and Supplementary Data..........................18
Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................37

                                 PART III
Item 10 Directors and Executive Officers of the Registrant...................37
Item 11 Executive Compensation...............................................37
Item 12 Security Ownership of Certain Beneficial Owners and Management.......37
Item 13 Certain Relationships and Related Transactions.......................37

                                  PART IV
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K......38
SIGNATURES...................................................................40
                           --------------------------
      This Annual Report on Form 10-K is for the year ending December 31, 1999. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "Comcast Cable," "we," "us" and "our" refer to Comcast Cable Communications, Inc. and its subsidiaries.

      You should carefully review the information contained in this Annual Report, but should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Factors Affecting Future Operations

      We have in the past acquired and will be acquiring cable communications systems in new communities in which we do not have established relationships with the franchising authority, community leaders and cable subscribers. Further, a substantial number of new employees must be integrated into our business practices and operations. Our results of operations may be significantly affected by our ability to efficiently and effectively manage these changes.

      In addition, the cable communications industry may be affected by, among other things:

     o    changes in laws and regulations,
     o    changes in the competitive environment,
     o    changes in technology,
     o    franchise related matters,
     o market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,
     o    demand for the programming content we distribute, and
     o    general economic conditions.

                                     PART I

ITEM 1    BUSINESS

      We are principally engaged in developing, managing and operating broadband communications networks. We are currently the third largest cable communications system operator in the United States and are in the process of deploying digital video applications and high-speed Internet access service to expand the products available on our cable communications networks.

      Our consolidated cable operations served 5.6 million subscribers and passed 9.4 million homes in the United States as of December 31, 1999. We have entered into a series of transactions whereby we will acquire, subject to
receipt  of  necessary  regulatory  and  other  approvals,   1.2  million  cable
subscribers over the next twelve months. Upon completion of these pending transactions, we will serve 6.8 million subscribers.

      We are a wholly owned subsidiary of Comcast Corporation. We are a Delaware corporation that was organized in 1981. We have our principal executive offices at 1201 Market Street, Suite 2201, Wilmington, Delaware 19801. Our telephone number is (302) 594-8700. We also have a world wide web site at http://www.comcast.com. The information posted on our web site is not incorporated into this Annual Report.

                      GENERAL DEVELOPMENTS OF OUR BUSINESS

      We entered into certain significant transactions in 1999 which have or are expected to close in 2000. We have summarized these transactions below and have more fully described them in Note 3 to our consolidated financial statements in
Item 8 of this Annual Report.

Pending Transactions as of December 31, 1999

      Exchange of Jones Intercable Interest for Comcast Class A Special Common Stock

      In April 1999, Comcast acquired a controlling interest in Jones Intercable, Inc., a cable communications company serving 1.1 million subscribers, through Comcast's purchase of 12.8 million shares of Jones Intercable Class A Common Stock and 2.9 million shares of Jones Intercable Common Stock for $706.3 million in cash. In June 1999, Comcast acquired an additional 1.0 million shares of Jones Intercable Class A Common Stock for $50.0 million in cash through a private transaction. Comcast contributed its interest in Jones Intercable to us. In connection with Comcast's contribution of Jones Intercable to us, we assumed $1.499 billion of Jones Intercable debt. We have consolidated the operating results of Jones Intercable since April 1999.

      On March 2, 2000, in connection with the closing of the merger agreement between Comcast, Comcast's wholly owned subsidiary, Comcast JOIN Holdings, Inc. and Jones Intercable, we exchanged our 39.6% interest in Jones Intercable for
23.3 million shares of Comcast Class A Special Common Stock. As such, beginning March 2, 2000, the results of Jones Intercable will not be included in our consolidated financial statements.

      Acquisition of CalPERS' Interest in Jointly Owned Cable Properties

      In February 2000, we acquired the California Public Employees Retirement System's 45% interest in Comcast MHCP Holdings, L.L.C., a 55% owned consolidated subsidiary of ours which serves 642,000 cable subscribers in Michigan, New Jersey and Florida pursuant to an agreement entered into in December 1999. We now own 100% of Comcast MHCP. The consideration was $750.0 million in cash and was funded with the proceeds from a capital contribution from Comcast.

      Time Warner Agreement

      In November 1999, we entered into an agreement to exchange certain of our cable communications systems with Time Warner Cable, a division of Time Warner Entertainment Company, L.P. Under the terms of the agreement, we will receive cable communications systems serving 120,000 subscribers. In exchange, Time Warner will receive systems that we currently own serving 133,000 subscribers. At closing, Time Warner will pay us an equalizing payment of $31.2 million, reflecting the agreed upon difference in fair value of the Time Warner assets and our assets to be exchanged, subject to adjustment. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the second quarter of 2000.

      Prime Communications Agreement

      In December 1998, Comcast agreed to invest in Prime Communications LLC, a cable communications company serving 430,000 subscribers. Pursuant to the terms of this agreement, in December 1998 Comcast acquired from Prime a $50.0 million 12.75% subordinated note due 2008 issued by Prime. In July 1999, Comcast made a loan to Prime in the form of a

$733.5 million 6% ten year note, convertible into 90% of the equity of Prime. In November 1999, Comcast made an additional $20.0 million loan to Prime (on the same terms as the original loan), and delivered a notice of its intention to convert the 6% note. Comcast will contribute the 6% note to us. The note will be converted upon receipt of customary closing conditions and regulatory approvals, which are expected to be obtained in the second quarter of 2000. The owners of Prime have agreed that at the time of conversion, they will sell their remaining 10% equity interest in Prime to us for $82.0 million, plus accrued interest from July 1999 at 7% per annum. As a result, we would then own 100% of Prime and assume management control of Prime's operations. Upon closing, we will assume $550 million of Prime's debt.

      AT&T Agreement

      In May 1999, Comcast entered into an agreement with AT&T Corp. to exchange various of our cable systems. Under the terms of the agreement, we will receive cable communications systems serving 1.5 million subscribers. In exchange, AT&T will receive systems that we currently own or will acquire serving 750,000 subscribers. At closing, we will pay AT&T an equalizing payment of approximately $3.4 billion (subject to adjustment based on the actual number of net subscribers acquired and the per subscriber price of certain subscribers) for the 750,000 net subscribers to be acquired as a result of the exchanges. We will pay for the net subscribers acquired in connection with the exchanges with shares of AT&T common stock that Comcast currently owns or may acquire and other securities or assets that Comcast will contribute to us which would permit the exchanges to be tax-free to the maximum extent possible. The agreed upon value of any AT&T common stock used in the exchange that was owned by Comcast at the time of the agreement is $54.41 per share.

      Under the terms of the agreement, Comcast also agreed to offer AT&T-branded residential wireline telephony in our cable communications system markets, provided AT&T has concluded separate residential telephony agreements with at least two other non-AT&T affiliated multi-system cable operators. AT&T has agreed to grant Comcast the most favorable terms AT&T has reached with any of those or other multi-system cable operators.

      The majority of the system exchanges are contingent upon the completion of AT&T's acquisition of MediaOne Group, Inc., which is expected to close in 2000, subject to customary closing conditions and regulatory approvals.

      Adelphia Agreement

      In May 1999, we entered into an agreement to exchange certain cable communications systems with Adelphia Communications. Under the terms of the agreement, we will receive cable communications systems serving 464,000 subscribers from Adelphia. In exchange, Adelphia will receive cable communications systems currently owned by us serving 440,000 subscribers. All of the systems will be valued based upon independent appraisals with any difference in relative value to be funded with cash or additional cable communications systems. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the third quarter of 2000.

                           DESCRIPTION OF OUR BUSINESS

      Technology and Capital Improvements

      Our cable communications networks receive signals by means of:

      o  special antennae,
      o  microwave relay systems,
      o  earth stations, and
      o  coaxial and fiber optic cables.

      These networks distribute a variety of video, telecommunications and data services to residential and commercial subscribers.

      As of December 31, 1999, 81% of our cable subscribers were served by a system with a capacity of at least 550-MHz and 60% of our cable subscribers were served by a system with a capacity of at least 750-MHz. We are deploying fiber optic cable and upgrading the technical quality of our cable communications networks. As a result, the reliability and capacity of our systems have increased, aiding in the delivery of additional video programming and other services such as enhanced digital video, high-speed Internet access service and, potentially, telephony.

      We will incur significant capital expenditures in the future for the upgrading and rebuilding of the cable communications systems to be acquired by us as a result of the pending system exchanges with AT&T, Time Warner and Adelphia.

      Franchises

      Cable communications systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities and are subject to federal, state and local legislation and regulation. Franchises typically contain many conditions which may include:

      o  rate and service conditions,
      o  construction schedules,
      o types of programming and provision of services to schools and other public institutions, and
      o  insurance and indemnity bond requirements.

      Our franchises typically provide for periodic payment of fees to franchising authorities of up to 5% of "revenues" (as defined by each franchise agreement). We normally pass those fees on to subscribers. In many cases, we need the consent of the franchising authority to transfer our franchises. The franchises are granted for varying lengths of time.

      Although franchises historically have been renewed, renewals may include less favorable terms and conditions. Under existing law, franchises should continue to be renewed for companies that have provided adequate service and have complied generally with franchise terms. The franchising authority may choose to award additional franchises to competing companies at any time.

      Revenue Sources

      We receive the majority of our revenues from subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers. Packages of programming services offered to subscribers may consist of:

      o  national television networks,
      o local and distant independent, specialty and educational television stations,
      o  satellite-delivered programming,
      o  locally originated programs,
      o  audio programming, and
      o  electronic retailing programs.

      We also offer, for an additional monthly fee, premium services, such as:

      o  Home Box Office(R),
      o  Cinemax(R),
      o  Showtime(R),
      o  The Movie Channel(TM), and
      o  Encore(R).

      These premium services generally offer, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features. The charge for premium services depends upon the type and level of service selected by the subscriber.

      We also generate revenues from advertising sales, pay-per-view services, installation services, commissions from electronic retailing and other services. We generate revenues from the sale of advertising time to local, regional and national advertisers on non-broadcast channels. Pay-per-view services permit a subscriber to order, for a separate fee, individual feature motion pictures and special event programs, such as professional boxing, professional wrestling and concerts.

      During 1999, we made our digital cable service available to over 80% of our subscribers. As of December 31, 1999, more than 515,000 subscribers were receiving our digital cable service for an additional monthly fee. Digital cable service allows us to use digital compression to substantially increase the capacity of our cable communications systems, as well as to improve picture quality.

      We market Excite@Home's high-speed cable modem services as Comcast@Home in areas served by certain of our cable communications systems. Residential subscribers can connect their personal computers via cable modems to a high-speed national network developed and managed by Excite@Home. Subscribers can then access online information, including the Internet, at faster speeds than that of conventional modems. Through Excite@Home, we also provide businesses with Internet connectivity solutions and networked business applications. Together with Excite@Home, we provide national and local content, sell advertising to businesses and provide services to residential subscribers. As of December 31, 1999, the Comcast@Home service was available to over 3.2 million homes in 14 markets and served 142,000 subscribers.

      Our sales efforts are primarily directed toward increasing the number of subscribers we serve and generating incremental revenues in our franchise areas. We sell our cable communications services through:

      o  telemarketing,
      o  direct mail advertising,

      o  door-to-door selling, and
      o  local media advertising.

      Programming

      We generally pay either a monthly fee per subscriber per channel or a percentage of certain revenues for programming. Our programming costs are increased by:

      o  increases in the number of subscribers,
      o  expansion of the number of channels provided to customers, and
      o  increases in contract rates from programming suppliers.

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

      Customer Service

      We manage most of our cable communications systems in geographic clusters. Clustering improves our ability to sell advertising, enhances our ability to efficiently introduce and market new products, and allows us to more efficiently and effectively provide customer service and support. As part of our clustering strategy, we have recently consolidated our local customer service operations into large regional call centers. These regional call centers have technologically advanced telephone systems that provide 24-hour per day, 7-day per week call answering capability, telemarketing and other services. We have 10 call centers in operation as of December 31, 1999 which serve approximately 2.4 million subscribers. Subscribers in our remaining cable communications systems receive customer service primarily through our local, system-based representatives.

      Our Cable Communications Systems

      The table below summarizes certain subscriber information for our cable communications systems as of December 31 (homes and subscribers in thousands):

                                                               1999(8)           1998          1997          1996(8)       1995
                                                              ----------      -----------   -----------    ------------  ---------
Basic Cable
      Homes Passed (1)........................................   9,358            7,382         7,138          6,975         5,570
      Subscribers (2).........................................   5,642            4,511         4,366          4,280         3,407
      Penetration (3).........................................    60.3%            61.1%         61.2%          61.4%         61.2%
Digital Cable
      "Digital Ready" Subscribers (4).........................   4,559            1,570
      Subscribers.............................................     515               78
      Penetration (5).........................................    11.3%             5.0%
Comcast@Home
      "Modem Ready" Homes Passed (6)..........................   3,259            1,804           866
      Subscribers.............................................     142               51            10
      "Modem Ready" Penetration (7)...........................     4.4%             2.8%          1.2%

---------------
(1) A home is "passed" if we can connect it to our distribution system without further extending the transmission lines.
(2) A dwelling with one or more television sets connected to a system counts as one basic cable subscriber.
(3) Basic cable penetration means the number of basic cable subscribers as a percentage of basic cable homes passed.
(4) A subscriber is "digital ready" if the subscriber is in a market where we have launched our digital cable service.
(5) Digital cable penetration means the number of digital cable subscribers as a percentage of "digital ready" subscribers.
(6) A home passed is "modem ready" if we can connect it to our internet service connection system without further extending the transmission lines.
(7) "Modem ready" penetration means the number of Comcast@Home customers as a percentage of "modem ready" homes passed.
(8) In November 1996, we acquired the cable operations of The E.W. Scripps Company. In April 1999, Comcast acquired and contributed to us its controlling interest in Jones Intercable, Inc. In March 2000, we exchanged our interest in Jones Intercable with Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast, for 23.3 million shares of Comcast Class A Special Common Stock.

                         -------------------------------

      Competition

      Our cable communications systems compete with a number of different sources which provide news, information and entertainment programming to consumers, including:

      o  local television  broadcast  stations that provide off-air  programming which can be received using a roof-top antenna and television set,
      o  program  distributors that transmit  satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises,
      o satellite master antenna television systems, commonly known as SMATV, which generally serve condominiums, apartment and office complexes and residential developments,
      o multichannel, multipoint distribution service operators, commonly known as MMDS or wireless cable operators, which use low-power microwave frequencies to transmit video programming and other information over-the-air to subscribers,
      o other cable operators who build and operate cable systems in the same communities that we serve, commonly known as overbuilders,
      o  interactive online computer services,
      o  newspapers, magazines and book stores,
      o  movie theaters,
      o  live concerts and sporting events, and
      o  home video products.

      In order to compete effectively, we strive to provide, at a reasonable price to subscribers:

      o  superior technical performance,
      o  superior customer service,
      o  a greater variety of video programming, and
      o new products such as digital cable and cable modem Internet access and potential products such as telephony.

      Federal law allows local telephone companies to provide, directly to subscribers, a wide variety of services that are competitive with our cable communications services. Some local telephone companies:

      o provide video services within and outside their telephone service areas through a variety of methods, including cable networks, satellite program distribution and wireless transmission facilities, and/or

      o have announced plans to construct and operate cable communications systems in various states.

      A local telephone company, Ameritech, has obtained cable franchises in communities in Michigan that we also serve. It competes directly with us in these areas by providing video and other cable communications services to subscribers. New facilities-based competitors such as RCN Corporation and Knology Holdings, Inc. are now offering cable and related communications services in various areas where we hold franchises. We anticipate that facilities-based competitors will develop in other franchise areas we serve.

      Local telephone companies and other businesses construct and operate communications facilities that provide access to the Internet and distribute interactive computer-based services, data and other non-video services to homes and businesses. These competitors are not required, in certain circumstances, to comply with some of the material obligations imposed upon our cable communications systems under our franchises. We are unable to predict the likelihood of success of competing video or cable service ventures by local telephone companies or other businesses. Nor can we predict the impact these competitive ventures might have on our business and operations.

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

      In the past few years, Congress has enacted legislation and the Federal Communications Commission, commonly known as the FCC, has adopted regulatory policies intended to provide a more favorable operating environment for existing and new technologies that provide, or have the potential to provide, substantial competition to our cable communications systems. These technologies include direct broadcast satellite service, commonly known as DBS, among others. According to recent government and industry reports, conventional, medium and high-power satellites currently provide video programming to over 13.1 million individual households, condominiums, apartment and office complexes in the United States. DBS providers with high-power satellites typically offer to their subscribers more than 300 channels of programming, including program services similar to those provided by cable communications systems.

      DBS service can be received virtually anywhere in the continental United States through the installation of a small roof top or side-mounted antenna. DBS systems use video compression technology to increase channel capacity and digital technology to improve the quality of the signals transmitted to their subscribers. Our digital cable service is competitive with the programming, channel capacity and the digital quality of signals delivered to subscribers by DBS systems. We are and will continue to deploy digital cable service in the communities that we serve.

      Two major companies, DirecTV and Echostar, are currently offering nationwide high-power DBS services. Recently enacted federal legislation establishes, among other things, a permanent compulsory copyright license that permits satellite carriers to retransmit local broadcast television signals to subscribers who reside inside the local television station's market. These companies have already begun transmitting local broadcast signals in certain major televison markets and have announced their intention to expand this local television broadcast retransmission service to other domestic markets. With this legislation, satellite carriers become more competitive to cable communications system operators like us because they are now able to offer programming which more closely resembles what we offer. We are unable to predict the effects this legislation and these competitive developments might have on our business and operations.

      Our cable communications systems also compete for subscribers with SMATV systems. SMATV system operators typically are not subject to regulation like local franchised cable communications system operators. SMATV systems offer subscribers both improved reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable communications systems. In addition, some SMATV operators are developing and/or offering packages of telephony, data and video services to private residential and commercial developments. SMATV system operators often enter into exclusive service agreements with building owners or homeowners' associations, although some states have enacted laws to provide cable communications systems access to these complexes. Courts have reviewed challenges to these laws and have reached varying results. Our ability to compete for subscribers in residential and commercial developments served by SMATV system operators is uncertain. However, we are developing competitive packages of services (video, data and telephony) to offer to these residential and commercial developments.

      Cable communications systems also compete with MMDS or wireless cable systems, which are authorized to operate in areas served by our cable communications systems. The FCC recently amended its regulations to provide flexibility to wireless system operators to employ digital technology in delivering two-way communications services, including high-speed Internet access. Federal law significantly limits certain local restrictions on the use of roof-top, satellite and microwave antennae to receive satellite programming and over-the-air broadcasting services.

      Many of our cable communications systems are currently offering, or plan to offer, interactive online computer services to subscribers. These systems will compete with a number of other companies, many of whom have substantial resources, such as:

      o  existing Internet service providers, commonly known as ISPs,
      o  local telephone companies, and
      o  long distance telephone companies.

      Recently, a number of companies, including telephone companies and ISP's, have asked local, state and federal governments to mandate that cable communications systems operators provide capacity on their cable infrastructure so that these companies and others may deliver Internet services directly to customers over cable facilities. In response, several local jurisdictions attempted to impose these capacity obligations on several cable communications operators. Various cable communications companies, including us, have initiated litigation challenging these municipal requirements. In addition, two antitrust lawsuits have been filed in federal courts alleging that we and other cable communications companies have improperly refused to allow our cable facilities to be used by certain ISPs to serve their customers. Franchise renewals and transfers could become more difficult depending upon the outcome of this issue. In a 1999 report to Congress, the FCC declined to institute an administrative proceeding to examine this issue. It is expected that the FCC, Congress, and state and local regulatory authorities will continue to consider actions in this area.

      The deployment of Digital Subscriber Line technology, known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. Numerous companies, including telephone companies, have introduced DSL service and certain telephone companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. We are unable to predict the likelihood of success of competing online services offered by our competitors or what impact these competitive ventures may have on our business and operations.

      We expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment to occur in the future. We refer you to the discussion below for a detailed discussion of legislative and regulatory factors. Other new technologies and services may develop and may compete with services that our cable communications systems offer. Consequently, we are unable to predict the effect that ongoing or future developments might have on our business and operations.

                         -------------------------------

                           LEGISLATION AND REGULATION

      The Communications Act of 1934, as amended, establishes a national policy to regulate the development and operation of cable communications systems. The Communications Act allocates responsibility for enforcing federal policies among the FCC, and state and local governmental authorities. The courts, and especially the federal courts, play an important oversight role as these statutory and regulatory provisions are interpreted and enforced by the various federal, state and local governmental units.

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

      The Communications Act and FCC Regulations

      The Communications Act and the regulations and policies of the FCC affect significant aspects of our cable system operations, including:

      o  subscriber rates,
      o the content of programming we offer our subscribers, as well as the way we sell our program packages to subscribers and other video program distributors,
      o the use of our cable systems by local franchising authorities, the public and other unrelated third parties,
      o  our franchise agreements with governmental authorities,
      o  cable system ownership limitations and prohibitions, and
      o  our use of utility poles and conduit.

      Subscriber Rates

      The Communications Act and the FCC's regulations and policies limit the ability of cable systems to raise rates for basic services and equipment in communities that are not subject to effective competition, as defined by federal law. Where there is no effective competition, federal law gives franchising authorities the power to regulate the monthly rates charged by the operator for:

      o the lowest level of programming service, typically called basic service, which generally includes local broadcast channels and public access or governmental channels required by the operator's franchise, and
      o the installation, sale and lease of equipment used by subscribers to receive basic service, such as converter boxes and remote control units.

      The FCC has adopted detailed rate regulations, guidelines and rate forms that we and the franchising authority must use in connection with the regulation of our basic service and equipment rates. If the franchising authority concludes that our rates are not in accordance with the FCC's rate regulations, it may require us to reduce our rates and to refund overcharges to subscribers, with interest. We may appeal adverse rate decisions to the FCC. Rate regulation of non-basic cable programming service tiers ended after March 31, 1999.

      The Communications Act and the FCC's regulations also:

      o prohibit regulation of rates charged by cable operators for programming offered on a per channel or per program basis, and for multi-channel groups of non-basic programming,
      o require operators to charge uniform rates throughout each franchise area that is not subject to effective competition,

      o prohibit regulation of non-predatory bulk discount rates offered by operators to subscribers in commercial and residential developments, and
      o permit regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

      Over the past few years, we have reached agreements with various regulatory bodies to resolve outstanding rate disputes. We believe that the resolution of these proceedings did not have and will not have a material adverse impact on our financial position, results of operations or liquidity.

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

      The Communications Act requires a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act also gives local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for:

      o all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WGN),
      o  commercial radio stations, and
      o  certain low-power television stations.

      The FCC has also initiated an administrative proceeding to consider the requirements, if any, for the mandatory carriage of digital television signals offered by local broadcasters. We are unable to predict the outcome of this proceeding or the impact any new carriage requirements might have on the operations of our cable systems.

      The Communications Act requires our cable systems to permit subscribers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier. However, we are not required to comply with this requirement until 2002 for any of our cable systems that do not have addressable converter boxes or that have other substantial technological limitations. A limited number of our systems do not have the technological capability to offer programming in the manner required by the statute and thus currently are exempt from complying with this requirement.

      To increase competition between cable operators and other video program distributors, the Communications Act:

      o precludes any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors,
      o requires such programmers to sell their satellite- delivered programming to other video program distributors, and
      o limits the ability of such programmers to offer exclusive programming arrangements to their affiliates.

      In two administrative decisions, the FCC's Cable Services Bureau concluded that the program access rules did not apply to terrestrially-delivered programming, such as Comcast SportsNet, Comcast's 24-hour regional sports programming network which is available to approximately 2.6 million of our subscribers in the Philadelphia region. The FCC is currently reviewing the Cable Services Bureau's decisions.

      The Communications Act contains restrictions on the transmission by cable operators of obscene or indecent programming. It requires cable operators to block fully both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming or alternatively to carry such programming only at "safe harbor" time periods. A three-judge federal district court determined that this provision was unconstitutional. The United States Supreme Court is currently reviewing the lower court's ruling.

      The FCC actively regulates other aspects of our programming, involving such areas as:

      o our use of syndicated and network programs and local sports broadcast programming,

      o  advertising in children's programming,
      o  political advertising,
      o  origination cablecasting,
      o  sponsorship identification, and
      o  closed captioning of video programming.

      Use of Our Cable Systems by The Government and Unrelated Third Parties

      The Communications Act allows franchising authorities and unrelated third parties to have access to our cable systems' channel capacity. For example, it:

      o permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming; and
      o requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

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

      Franchise Matters

      Although franchising matters are normally regulated at the local level through a franchise agreement and/or a local ordinance, the Communications Act provides oversight and guidelines to govern our relationship with local franchising authorities. For example, the Communications Act:

      o affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions,
      o  generally   prohibits  us  from  operating  in  communities  without  a franchise,
      o  encourages competition with our existing cable systems by:
         o allowing municipalities to operate cable systems without franchises, and
         o preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area,
      o permits local authorities, when granting or renewing our franchises, to establish requirements for certain cable-related facilities and equipment, but prohibits franchising authorities from establishing requirements for specific video programming or information services other than in broad categories,
      o permits us to obtain modification of our franchise requirements from the franchise authority or by judicial action if warranted by changed circumstances,
      o  generally prohibits franchising authorities from:
         o imposing requirements during the initial cable franchising process or during franchise renewal that require, prohibit or restrict us from providing telecommunications services,
         o imposing franchise fees on revenues we derive from providing telecommunications services over our cable systems, or
         o restricting our use of any type of subscriber equipment or transmission technology, and
      o limits our payment of franchise fees to the local franchising authority to 5% of our gross revenues derived from providing cable services over our cable system.

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

      The Communications Act also authorizes the FCC to impose nationwide limits on the number of subscribers under the control of a cable operator. While a federal district court has declared this limitation to be unconstitutional and delayed its enforcement, the FCC has reconsidered its cable ownership regulations and:

      o reaffirmed its 30% nationwide subscriber ownership limit, but maintained its voluntary stay on enforcement of that regulation pending further court action,
      o reaffirmed its subscriber ownership information reporting requirements, and
      o modified its attribution rules that identify when the ownership or management by us or third parties of other communications businesses, including cable systems, television broadcast stations and local telephone companies, may be imputed to us for purposes of determining our compliance with the FCC's ownership restrictions.

Also pending on appeal is a challenge to the statutory and FCC regulatory limitations on the number of channels that can be occupied on a cable system by a video programmer in which a cable operator has an attributable ownership interest. We are unable to predict the outcome of these judicial and regulatory proceedings or the impact any ownership restrictions might have on our business and operations.

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

      The 1996 amendments to the Communications Act made far-reaching changes in the relationship between local telephone companies and cable service providers. These amendments:

      o eliminated federal legal barriers to competition in the local telephone and cable communications businesses, including allowing local telephone companies to offer video services in their local telephone service areas,
      o preempted state and local laws and regulations which impose barriers to telecommunications competitions,
      o set basic standards for relationships between telecommunications providers, and
      o generally limited acquisitions and prohibited certain joint ventures between local telephone companies and cable operators in the same market.

      Local telephone companies may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised "open video systems," subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. A federal appellate court overturned various parts of the FCC's open video rules, including the FCC's preemption of local franchising requirements for open video operators. The FCC has modified its open video rules to comply with the federal court's decision, but we are unable to predict the impact these rule modifications may have on our business and operations.

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

      Any resulting increase in attachment rates due to the FCC's new rate formula will be phased in over a five-year period in equal annual increments, beginning in February 2001. Several parties have requested the FCC to reconsider its new regulations and several parties have challenged the new rules in court. A federal appellate court recently upheld the constitutionality of the new statutory provision which requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. We are unable to predict the outcome of the legal challenge to the FCC's new regulations or the ultimate impact any revised FCC rate formula or any new pole attachment rate regulations might have on our business and operations.

      Other Regulatory Requirements of the Communications Act and the FCC

      The Communications Act also includes provisions, among others, regulating:

      o  customer service,
      o  subscriber privacy,
      o  marketing practices,
      o  equal employment opportunity, and
      o  technical standards and equipment compatibility.

      The FCC actively regulates other parts of our cable operations and has adopted regulations implementing its authority under the Communications Act.

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

Copyright

      Our cable communications systems provide our subscribers with local and distant television and radio broadcast signals which are protected by the copyright laws. We generally do not obtain a license to use this programming directly from the owners of the programming; instead we comply with an alternative federal copyright licensing process. In exchange for filing certain reports and contributing a percentage of our revenues to a federal copyright royalty pool, we obtain blanket permission to retransmit copyrighted material.

      In a report to Congress, the U.S. Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses. Congress recently modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators like us. The possible simplification, modification or elimination of the cable communications compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of this legislative activity.

      Our cable communications systems often utilize music in the programs we provide to subscribers including local advertising, local origination programming and pay-per-view events. The right to use this music is controlled by music performance rights societies who negotiate on behalf of their copyright owners for license fees covering each performance. The cable industry and one of these societies have agreed upon a standard licensing agreement covering the performance of music contained in programs originated by cable operators and in pay-per-view events. Negotiations on a similar licensing agreement are in process with another music performance rights organization. Rate courts established by a federal court exist to determine appropriate copyright coverage and payments in the event the parties fail to reach a negotiated settlement. We are unable to predict the outcome of these proceedings or the amount of any license fees we may be required to pay for the use of music. We do not believe that the amount of such fees will be significant to our financial position, results of operations or liquidity.

State and Local Regulation

      Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation which is typically imposed through the franchising process. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing:

      o  cable service rates,
      o  franchise fees,
      o  franchise term,
      o  system construction and maintenance obligations,
      o  system channel capacity,
      o  design and technical performance,
      o  customer service standards,
      o  franchise renewal,
      o  sale or transfer of the franchise,
      o  service territory of the franchisee,
      o  indemnification of the franchising authority,
      o  use and occupancy of public streets, and
      o  types of cable services provided.

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

      The summary of certain federal and state regulatory requirements in the preceding pages does not describe all present and proposed federal, state and local regulations and legislation affecting the cable industry. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which cable systems operate. We are unable to predict the outcome of these proceedings or their impact upon our cable operations at this time.

                                    EMPLOYEES

      As of December 31, 1999, we had approximately 12,000 employees. We believe that our relationships with our employees are good.


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

Liquidity and Capital Resources

      Financing

      See Note 5 to our consolidated financial statements included in Item 8.

      Interest Rate Risk Management

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

      During the year ended December 31, 1999, we entered into Swaps with an aggregate notional amount of $300.0 million and, as part of Comcast Corporation's ("Comcast") contribution of a controlling interest in Jones Intercable, Inc. ("Jones Intercable") to us, we acquired Swaps with an aggregate notional amount of $400.0 million. Swaps with an aggregate notional amount of $150.0 million either were terminated or expired during the year ended December 31, 1999.

      The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 1999 (dollars in millions):

                                                             Expected Maturity Date
                               --------------------------------------------------------------------------------------
                                                                                                                           Fair
                                                                                                                         Value at
                                2000       2001         2002         2003         2004      Thereafter       Total       12/31/99
                               --------  ---------   ----------   ----------   ----------  -------------   ----------   -----------
Debt
Fixed Rate.....................    $2.6       $5.2       $200.1         $0.1       $299.9       $2,736.0     $3,243.9      $3,227.5
   Average Interest Rate.......   10.0%      10.0%         9.6%        10.0%         8.1%           7.9%         8.0%

Variable Rate..................  $200.0      $88.0       $316.6       $699.4       $240.0         $150.0     $1,694.0      $1,694.0
   Average Interest Rate.......    7.3%       7.6%         7.6%         7.6%         7.5%           7.6%         7.5%

Interest Rate Instruments
Variable to Fixed Swaps........   $50.0     $100.0                    $150.0                                   $300.0          $6.4
   Average Pay Rate............    6.5%       5.3%                      5.5%                                     5.6%
   Average Receive Rate........    6.7%       7.1%                      7.0%                                     7.0%
Fixed to Variable Swaps........                                                    $300.0                      $300.0         ($3.9)
   Average Pay Rate............                                                      8.6%                        8.6%
   Average Receive Rate........                                                      8.1%                        8.1%
Caps...........................  $140.0                                                                        $140.0
   Average Cap Rate............    6.8%                                                                          6.8%
Collar.........................   $50.0                                                                         $50.0          $0.1
   Average Cap Rate............    6.3%                                                                          6.3%
   Average Floor Rate..........    4.0%                                                                          4.0%

      The notional amounts of interest rate instruments, as presented in the table above are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 1999, plus the borrowing margin in effect for each credit facility at December 31, 1999. Average receive rates on the Variable to Fixed Swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 1999. While Swaps, Caps and Collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1999, 1998 and 1997 was not significant.

      Year 2000 Readiness Disclosure

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). If this situation occurs, the potential exists for computer system failure or miscalculations by computer programs, which could cause disruption of operations. We evaluated and addressed the impact of the Year 2000 Issue on our operations to ensure that our information technology and business systems recognize calendar Year 2000. We utilized both internal and external resources in implementing our Year 2000 program.

      Based on an inventory conducted in 1997, we identified computer systems that required modification or replacement so that they would properly utilize dates beyond December 31, 1999. Many of our critical systems were new and were already Year 2000 compliant as a result of the recent rebuild of many of our cable communications systems. In addition, we have communicated with our significant software suppliers and service bureaus to determine their plans for remediating the Year 2000 Issue in their software which we use or rely upon.

      As of December 31, 1999, we have completed our Year 2000 remediation program. We believe that all key systems are Year 2000 compliant and as of March 13, 2000 we have incurred no significant disruption in operations. Further, contingency plans have been created for our key systems and operations. Additionally, in the majority of our operations, business continuity preparations have been implemented to create post-Year 2000 response teams to further mitigate Year 2000 risk. There can be no guarantee that the systems of other companies on which we rely are Year 2000 compliant, or that a failure to be Year 2000 compliant by another company would not have a material adverse effect on us.

      Through December 31, 1999, we have incurred approximately $9.0 million in connection with our Year 2000 remediation program.

      Our management will continue to periodically report the results of our Year 2000 remediation program to the Audit Committee of Comcast's Board of Directors.

Results of Operations

      We are a wholly owned subsidiary of Comcast. The effects of Comcast's contribution of a controlling interest in Jones Intercable to us in April 1999 and the effects of our recent acquisitions were to increase our revenues and expenses, resulting in increases in our operating income before depreciation and amortization. On March 2, 2000, the Jones Intercable shareholders approved the merger of Jones Intercable with and into Comcast's wholly owned subsidiary, Comcast JOIN Holdings, Inc. In connection with the closing of the merger, we exchanged our 39.6% interest in Jones Intercable for approximately 23.3 million shares of Comcast Class A Special Common Stock. As such, beginning March 2, 2000, the results of Jones Intercable will not be included in our consolidated financial statements. Our summarized consolidated financial information for the years ended December 31, 1999 and 1998 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                          Year Ended
                                                                         December 31,                  Increase / (Decrease)
                                                                     1999             1998              $                %
                                                                  ----------       ----------       ----------      -----------
Service income..................................................    $2,906.5         $2,277.4           $629.1             27.6%
Operating, selling, general and administrative expenses.........     1,927.7          1,493.0            434.7             29.1
                                                                  ----------       ----------
Operating income before depreciation and
   amortization (1).............................................       978.8            784.4            194.4             24.8
Depreciation and amortization...................................     1,017.7            674.1            343.6             51.0
                                                                  ----------       ----------
Operating (loss) income.........................................       (38.9)           110.3           (149.2)              NM
                                                                  ----------       ----------
Interest expense................................................       352.9            223.6            129.3             57.8
Interest expense on notes payable to affiliates.................        10.0             52.1            (42.1)           (80.8)
Investment income...............................................        (6.8)            (6.7)             0.1              1.5
Other expense (income)..........................................         6.6             (8.7)            15.3               NM
Income tax benefit..............................................       (46.2)           (35.8)            10.4             29.1
Minority interest income........................................      (107.9)           (17.0)            90.9               NM
Extraordinary items.............................................         6.2              0.1              6.1               NM
                                                                  ----------       ----------
Net loss........................................................     ($253.7)          ($97.3)          $156.4               NM
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

      Service Income

      Of the $629.1 million increase in service income from 1998 to 1999, $425.5 million is attributable to the effects of Comcast's contribution of Jones Intercable to us in April 1999 and the acquisitions of cable communications systems, $27.1 million is attributable to subscriber growth, $83.6 million relates to the changes in rates, $21.9 million is attributable to growth in cable advertising sales and $71.0 million relates to other product offerings, including the increase in digital cable and cable modem services.

      Operating, Selling, General and Administrative Expenses

      See Note 7 to our consolidated financial statements included in Item 8.

      Of the $434.7 million increase in operating, selling, general and administrative expenses from 1998 to 1999, $301.5 million is attributable to the effects of Comcast's contribution of Jones Intercable to us in April 1999 and the acquisitions of cable communications systems, $54.5 million is attributable to an increase in the costs of cable programming as a result of subscriber growth, additional channel offerings and changes in rates, $3.4 million is attributable to growth in cable advertising sales and $75.3 million results from an increase in the costs of labor, other volume related expenses and costs associated with new product offerings. It is anticipated that our cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

      Depreciation and Amortization Expense

      The $343.6 million increase from 1998 to 1999 is primarily attributable to the effects of Comcast's contribution of Jones Intercable to us in April 1999, the effects of our capital expenditures and the effects of our acquisitions of cable communications systems.

Interest Expense

      The $129.3 million increase from 1998 to 1999 is primarily due to the effects of Comcast's contribution of Jones Intercable to us in April 1999 and to the issuance in November 1998 of our $800.0 million aggregate principal amount 6.20% Senior notes due 2008.

      We anticipate that, for the foreseeable future, interest expense will be a significant cost to us and will have a significant adverse effect on our ability to realize net earnings. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

      Interest Expense on Notes Payable to Affiliates

      The $42.1 million decrease from 1998 to 1999 is primarily attributable to the elimination of outstanding notes payable to affiliates as a result of a capital contribution from Comcast.

      Other Expense (Income)

      The $6.6 million of other expense for the year ended December 31, 1999 relates primarily to the non-cable operations of Jones Intercable.

      In July 1998, AT&T Corp. ("AT&T") completed its merger with Teleport Communications Group, Inc. ("Teleport"). Upon closing of the merger, we received 260,298 shares (as adjusted for AT&T's 3-for-2 stock split in April 1999) of AT&T common stock in exchange for the 184,022 shares of Teleport Class B Common Stock held by us. As a result of the exchange, we recognized a pre-tax gain of $7.9 million during 1998, representing the difference between the fair value of the AT&T stock received by us and our basis in Teleport.

      Income Tax Benefit

      The $10.4 million increase from 1998 to 1999 is primarily attributable to the increase in our loss before income tax benefit, minority interest and extraordinary items.

      Minority Interest Income

      The $90.9 million increase from 1998 to 1999 is attributable to the effects of Comcast's contribution of Jones Intercable to us in April 1999 and to increases in the net loss of our majority owned subsidiary, Comcast MHCP Holdings, L.L.C. in 1999 as compared to 1998.

      Extraordinary Items

      In December 1999, we repaid $200.0 million in notes payable to insurance companies. In connection with this repayment, we incurred debt extinguishment costs of $9.2 million and wrote off unamortized debt issue costs of $0.3 million, resulting in an extraordinary loss, net of tax, of $6.2 million during the year ended December 31, 1999.

      We believe that our operations are not materially affected by inflation.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Comcast Cable Communications, Inc.
Wilmington, Delaware

We have audited the accompanying consolidated balance sheet of Comcast Cable Communications, Inc. (a wholly owned subsidiary of Comcast Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity and of cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Jones Intercable. Inc. ("Jones") (a consolidated subsidiary), which statements reflect total assets constituting 18% of consolidated total assets as of December 31, 1999, and total revenues constituting 14% of consolidated total revenues for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Jones, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast Cable Communications, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 24, 2000 (except for Note 3
   as to which the date is March 2, 2000)

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in millions, except share data)

                                                                                                 December 31,
                                                                                           1999               1998
                                                                                         ---------          ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents...........................................................      $61.0              $34.5
   Investments.........................................................................        0.4               13.4
   Cash held by an affiliate...........................................................       34.0               57.1
   Accounts receivable, less allowance for doubtful accounts of $31.2 and $19.4........      128.4               90.9
   Inventories.........................................................................       53.8               34.6
   Other current assets................................................................       29.7               14.9
                                                                                         ---------          ---------
        Total current assets...........................................................      307.3              245.4
                                                                                         ---------          ---------
INVESTMENTS............................................................................      119.4                4.9
                                                                                         ---------          ---------
PROPERTY AND EQUIPMENT.................................................................    4,300.2            3,276.5
   Accumulated depreciation............................................................   (1,477.4)          (1,180.4)
                                                                                         ---------          ---------
   Property and equipment, net.........................................................    2,822.8            2,096.1
                                                                                         ---------          ---------
DEFERRED CHARGES
   Franchise and license acquisition costs.............................................    3,898.6            3,833.1
   Excess of cost over net assets acquired and other...................................    5,111.4            2,038.4
                                                                                         ---------          ---------
                                                                                           9,010.0            5,871.5
   Accumulated amortization............................................................   (2,291.7)          (1,768.5)
                                                                                         ---------          ---------
   Deferred charges, net...............................................................    6,718.3            4,103.0
                                                                                         ---------          ---------
                                                                                          $9,967.8           $6,449.4
                                                                                         =========          =========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses...............................................     $510.2             $324.0
   Accrued interest....................................................................       62.6               35.4
   Deferred income taxes, due to affiliate.............................................                           4.6
   Current portion of long-term debt...................................................      202.6                0.1
   Due to affiliates...................................................................      160.2              166.6
                                                                                         ---------          ---------
        Total current liabilities......................................................      935.6              530.7
                                                                                         ---------          ---------
LONG-TERM DEBT, less current portion...................................................    4,735.3            3,462.1
                                                                                         ---------          ---------
MINORITY INTEREST AND OTHER............................................................      188.3              181.8
                                                                                         ---------          ---------
NOTES PAYABLE TO AFFILIATES............................................................                         134.6
                                                                                         ---------          ---------
DUE TO AFFILIATE.......................................................................      664.2              524.8
                                                                                         ---------          ---------
DEFERRED INCOME TAXES, due to affiliate................................................    1,635.6            1,442.4
                                                                                         ---------          ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
   Common stock, $1 par value - authorized and issued, 1,000 shares....................
   Additional capital..................................................................    4,931.4            3,066.2
   Accumulated deficit.................................................................   (3,150.1)          (2,896.4)
   Accumulated other comprehensive income..............................................       27.5                3.2
                                                                                         ---------          ---------
        Total stockholder's equity.....................................................    1,808.8              173.0
                                                                                         ---------          ---------
                                                                                          $9,967.8           $6,449.4
                                                                                         =========          =========

See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions)

                                                                                     Year Ended December 31,
                                                                             1999              1998              1997
                                                                          ----------        ----------        ----------
SERVICE INCOME.........................................................     $2,906.5          $2,277.4          $2,073.0
                                                                          ----------        ----------        ----------

COSTS AND EXPENSES
   Operating...........................................................      1,242.4             972.5             884.1
   Selling, general and administrative.................................        685.3             520.5             479.5
   Depreciation and amortization.......................................      1,017.7             674.1             626.1
                                                                          ----------        ----------        ----------
                                                                             2,945.4           2,167.1           1,989.7
                                                                          ----------        ----------        ----------

OPERATING (LOSS) INCOME................................................        (38.9)            110.3              83.3

OTHER (INCOME) EXPENSE
   Interest expense....................................................        352.9             223.6             227.9
   Interest expense on notes payable to affiliates.....................         10.0              52.1              37.3
   Investment income...................................................         (6.8)             (6.7)             (5.1)
   Other expense (income)..............................................          6.6              (8.7)             (0.1)
                                                                          ----------        ----------        ----------
                                                                               362.7             260.3             260.0
                                                                          ----------        ----------        ----------

LOSS BEFORE INCOME TAX BENEFIT, MINORITY
   INTEREST AND EXTRAORDINARY ITEMS....................................       (401.6)           (150.0)           (176.7)

INCOME TAX BENEFIT.....................................................         46.2              35.8              43.6
                                                                          ----------        ----------        ----------

LOSS BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEMS..................       (355.4)           (114.2)           (133.1)

MINORITY INTEREST INCOME...............................................        107.9              17.0              21.0
                                                                          ----------        ----------        ----------

LOSS BEFORE EXTRAORDINARY ITEMS........................................       (247.5)            (97.2)           (112.1)

EXTRAORDINARY ITEMS....................................................         (6.2)             (0.1)            (16.7)
                                                                          ----------        ----------        ----------

NET LOSS...............................................................      ($253.7)           ($97.3)          ($128.8)
                                                                          ==========        ==========        ==========

See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

                                                                                         Year Ended December 31,
                                                                                 1999              1998              1997
                                                                              ----------        ----------        ----------
OPERATING ACTIVITIES
   Net loss...............................................................       ($253.7)           ($97.3)          ($128.8)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
      Depreciation and amortization.......................................       1,017.7             674.1             626.1
      Non-cash interest expense...........................................           0.9               0.4               1.4
      Non-cash interest expense on notes payable to affiliates............           5.0               2.3               1.2
      Deferred expenses charged by an affiliate...........................         139.4             126.0             107.0
      (Gain) loss on sales of investments.................................          (0.9)             (7.9)              1.6
      Minority interest income............................................        (107.9)            (17.0)            (21.0)
      Extraordinary items.................................................           6.2               0.1              16.7
      Deferred income tax benefit, due to affiliate.......................         (71.2)            (43.1)            (49.7)
      Other...............................................................          (2.0)             (0.8)
                                                                              ----------        ----------        ----------
                                                                                   733.5             636.8             554.5

      Changes in working capital..........................................          48.4              64.3              (5.0)
                                                                              ----------        ----------        ----------
        Net cash provided by operating activities.........................         781.9             701.1             549.5
                                                                              ----------        ----------        ----------

FINANCING ACTIVITIES
   Proceeds from borrowings...............................................         176.6           1,724.9           1,805.8
   Repayments of long-term debt...........................................        (201.6)           (870.9)         (2,395.1)
   Proceeds from notes payable to affiliates..............................          40.3             137.4             699.1
   Repayment of notes payable to affiliates...............................         (40.3)           (700.3)           (104.7)
   Capital contributions from parent......................................         960.1
   Net transactions with affiliates.......................................          (6.4)             41.0             (26.7)
   Deferred financing costs and other.....................................           8.1             (12.0)            (15.8)
                                                                              ----------        ----------        ----------
        Net cash provided by (used in) financing activities...............         936.8             320.1             (37.4)
                                                                              ----------        ----------        ----------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired.....................................         (41.8)           (259.7)             (7.1)
   (Purchases) sales of short-term investments............................          (0.1)              0.1              21.6
   Investments in affiliates, net.........................................        (744.1)
   Capital expenditures...................................................        (731.8)           (711.1)           (497.8)
   Decrease (increase) in cash held by an affiliate.......................          23.1              (0.5)             (3.1)
   Additions to deferred charges and other................................        (197.5)            (56.2)            (23.4)
                                                                              ----------        ----------        ----------
        Net cash used in investing activities.............................      (1,692.2)         (1,027.4)           (509.8)
                                                                              ----------        ----------        ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................          26.5              (6.2)              2.3

CASH AND CASH EQUIVALENTS, beginning of year                                        34.5              40.7              38.4
                                                                              ----------        ----------        ----------

CASH AND CASH EQUIVALENTS, end of year                                             $61.0             $34.5             $40.7
                                                                              ==========        ==========        ==========

See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(Dollars in millions)

                                                                                              Notes      Accumulated
                                                                                            Receivable      Other
                                                        Common    Additional   Accumulated    from       Comprehensive
                                                         Stock      Capital      Deficit    Affiliate    (Loss) Income    Total
                                                        ------    ---------    ----------   ----------    -----------   ---------
BALANCE, JANUARY 1, 1997.............................. $           $3,050.6     ($2,124.0)     ($829.9)        ($1.4)      $95.3
   Comprehensive loss:
   Net loss...........................................                             (128.8)
   Change in unrealized loss on marketable securities,
      net of deferred taxes of $0.7...................                                                           1.4
   Total comprehensive loss...........................                                                                    (127.4)
   Interest income on notes receivable from affiliate.                 23.9                      (23.9)
   Income taxes on interest income on notes receivable
      from affiliate..................................                 (8.3)                                                (8.3)
   Exchange of outstanding notes payable to and
      notes receivable from affiliates................                                           307.5                     307.5
   Elimination of outstanding notes receivable from
      affiliate through a non-cash dividend to Comcast                             (546.3)       546.3
                                                       -------    ---------    ----------   ----------   -----------   ---------

BALANCE, DECEMBER 31, 1997............................              3,066.2      (2,799.1)                                 267.1
   Comprehensive loss:
   Net loss...........................................                              (97.3)
   Unrealized gains on marketable securities,
      net of deferred taxes of $1.7...................                                                           3.2
   Total comprehensive loss...........................                                                                     (94.1)
                                                       -------    ---------    ----------   ----------   -----------   ---------

BALANCE, DECEMBER 31, 1998............................              3,066.2      (2,896.4)                       3.2       173.0
   Comprehensive loss:                                                             (253.7)
   Net loss...........................................
   Unrealized gains on marketable securities,
      net of deferred taxes of $13.0..................                                                          24.3
   Total comprehensive loss...........................                                                                    (229.4)
   Capital contributions from parent..................              1,865.2                                              1,865.2
                                                       -------    ---------    ----------   ----------   -----------   ---------

BALANCE, DECEMBER 31, 1999............................ $           $4,931.4     ($3,150.1)      $              $27.5    $1,808.8
                                                       =======    =========    ==========   ==========   ===========   =========

See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


1.    BUSINESS

      Comcast Cable Communications, Inc., a Delaware corporation, and subsidiaries (the "Company") is a wholly owned subsidiary of Comcast Corporation ("Comcast"). The Company and its subsidiaries are engaged in the development, management and operation of broadband cable networks. The Company's systems served approximately 5.6 million subscribers and passed approximately 9.4 million homes as of December 31, 1999.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER ITEMS

      Basis of Consolidation
      The consolidated financial statements include the accounts of the Company and all wholly owned or controlled subsidiaries. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

      Reorganization
      On April 24, 1997, Comcast completed a restructuring of the legal organization of certain of its subsidiaries (the "Reorganization"). The Reorganization involved Comcast's contribution to the Company of ownership interests in certain of its consolidated subsidiaries, all of which were under Comcast's direct or indirect control (the "Contributed Subsidiaries"). The Reorganization has been accounted for in a manner similar to a pooling of interests. Accordingly, the Company's consolidated financial statements include the accounts of the Contributed Subsidiaries for the entire year ended December 31, 1997.

      In addition, certain expenses directly related to the Company's operations which were historically paid by Comcast on behalf of the Company have been reflected in the Company's consolidated statement of operations for the entire year ended December 31, 1997.

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

      Fair Values
      The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1999 and 1998, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

      A reasonable estimate of fair value of the amounts due to affiliates in the Company's consolidated balance sheet is not practicable to obtain because of the related party nature of these items and the lack of quoted market prices.

      Cash Equivalents and Cash Held by an Affiliate
      Cash  equivalents   principally  consist  of  repurchase  agreements  with
      maturities of three months or less when purchased. The carrying amounts of the Company's cash equivalents approximate their fair values.

      Cash held by an affiliate consists of cash held by a subsidiary of Comcast under a cash management program (see Note 7).

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      Investments
      Investments consist principally of equity securities and certificates of deposit with maturities of greater than three months when purchased.

      Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received.

      Unrestricted publicly traded investments are classified as available for sale and recorded at their fair value, with unrealized gains or losses resulting from changes in fair value between measurement dates recorded as a component of other comprehensive income.

      Restricted publicly traded investments and investments in privately held companies are stated at cost, adjusted for any known diminution in value.

      Inventories
      Inventories, which include materials and supplies, are stated at average cost which is less than market.

      Property and Equipment
      Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over estimated useful lives as follows:

             Buildings and improvements ......................... 10-40 years
             Operating facilities................................  5-20 years
             Other equipment.....................................  2-10 years

      Improvements that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of depreciation expense.

      In connection with the rebuild and upgrade of cable systems, the Company depreciates the remaining net book value of the assets over the estimated rebuild or upgrade period. Under this policy, the Company recorded additional depreciation expense of $19.7 million, $34.4 million and $24.6 million during the years ended December 31, 1999, 1998 and 1997, respectively.

      Capitalized Costs
      The costs  associated  with the  construction  of cable  transmission  and distribution facilities and new cable service installations are capitalized. Costs include all direct labor and materials as well as certain indirect costs.

      Deferred Charges
      Franchise and license acquisition costs are amortized on a straight-line basis over their legal or estimated useful lives of 1 to 40 years. The excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over estimated useful lives of 20 to 40 years. Debt issue costs are being amortized on a straight-line basis over the term of the related debt.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      Valuation of Long-Lived Assets
      The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and deferred charges, using objective methodologies whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such methodologies include evaluations based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset.

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

      The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments (see Note
      5). The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      Although   the   Company  may  be  exposed  to  losses  in  the  event  of
      nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

      New Accounting Pronouncement
      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives and hedging activities. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" deferring the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

      Reclassifications
      Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1999.

3.    ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

      Acquisition of CalPERS' Interest in Jointly Owned Cable Properties
      In February 2000, the Company acquired the California Public Employees Retirement System's ("CalPERS") 45% interest in Comcast MHCP Holdings, L.L.C. ("Comcast MHCP"), a 55% owned consolidated subsidiary of the Company which serves approximately 642,000 cable subscribers in Michigan, New Jersey and Florida pursuant to an agreement entered into in December 1999. The Company now owns 100% of Comcast MHCP. The consideration was $750.0 million in cash and was funded with the proceeds from a capital contribution that the Company received from Comcast (see Note 7).

      Jones Intercable Agreement
      In May 1998,  Comcast agreed to purchase from BCI Telecom  Holding ("BTH")
      6.4 million Class A Common Shares in Jones Intercable, Inc. ("Jones Intercable"), and a 49% interest in the BTH subsidiaries which were to continue to own BTH's remaining 6.4 million shares of Jones Intercable Class A Common Stock. At the same time, Comcast agreed to acquire approximately 2.9 million shares of Common Stock of Jones Intercable (the "Control Shares"), if and when acquired by BTH from affiliates of Jones Intercable's controlling shareholder under an existing option (the "Control Option") to acquire such shares (which absent extraordinary circumstances would not have been exercisable until December 2001). Comcast was to purchase the remaining 51% of the BTH subsidiaries when the Control Shares were acquired. Comcast, BTH, Jones Intercable and Jones Intercable's controlling shareholder agreed in August 1998 to accelerate the Control Option to permit its early exercise and the early closing of the transactions with BTH. The transaction closed in April 1999. Comcast paid $706.3 million in cash to acquire the 12.8 million shares of Jones Intercable Class A Common Stock and the Control Shares. In June 1999, Comcast purchased an additional 1.0 million shares of Jones Intercable Class A Common Stock for $50.0 million through a private transaction. Comcast contributed its interest in Jones Intercable to the Company. In connection with Comcast's contribution of Jones Intercable to the Company, the Company assumed $1.499 billion of Jones Intercable debt (see Note 5). As a result, the Company controlled 39.6% of the economic and 48.3% of the voting interest in Jones Intercable. In addition, the Control Shares represent shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. Jones Intercable is a public company, which owns cable operations serving approximately 1.1 million subscribers. The acquisition was accounted for under the purchase method of accounting. As such, the operating results of Jones Intercable have been included in the Company's consolidated statement of operations from the acquisition date. The allocation of the purchase price to the assets and liabilities of Jones Intercable is preliminary pending completion of final appraisals. As the contribution of Jones

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      Intercable to the Company was a non-cash transaction, it had no impact on the Company's consolidated statement of cash flows.

      In December 1999, Comcast entered into a merger agreement with Jones Intercable to acquire all of the remaining shares of Jones Intercable not currently owned by the Company. Under the terms of the merger agreement, Jones Intercable shareholders, including the Company, received 1.4 shares of Comcast's Class A Special Common Stock for each share of Jones Intercable Class A Common Stock and Common Stock. On March 2, 2000, the Jones Intercable shareholders approved the merger. In connection with the closing of the merger, the Company exchanged its 39.6% interest in Jones Intercable for approximately 23.3 million shares of Comcast Class A Special Common Stock. As such, beginning March 2, 2000, the results of Jones Intercable will not be included in the Company's consolidated financial statements.

      Time Warner Agreement
      In November 1999, the Company entered into an agreement to exchange certain cable communications systems with Time Warner Cable ("Time Warner"), a division of Time Warner Entertainment Company, L.P. Under the terms of the agreement, the Company will receive cable communications systems serving approximately 120,000 subscribers. In exchange, Time Warner will receive systems that the Company currently owns serving approximately 133,000 subscribers. At closing, Time Warner will pay the Company an equalizing payment of $31.2 million, reflecting the agreed upon difference in fair value of the Time Warner assets and the Company's assets to be exchanged, subject to adjustment. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the second quarter of 2000.

      Prime Communications Agreement
      In December 1998, Comcast agreed to invest in Prime Communications LLC ("Prime"), a cable communications company serving approximately 430,000 subscribers. Pursuant to the terms of this agreement, in December 1998 Comcast acquired from Prime a $50.0 million 12.75% subordinated note due 2008 issued by Prime. In July 1999, Comcast made a loan to Prime in the form of a $733.5 million 6% ten year note, convertible into 90% of the equity of Prime. In November 1999, the Company made an additional $20.0 million loan to Prime (on the same terms as the original loan), and delivered a notice of its intention to convert the 6% note. Comcast will contribute the 6% note to the Company. The note will be converted upon receipt of customary closing conditions and required regulatory approvals, which are expected to be obtained in the second quarter of 2000. The owners of Prime have agreed that at the time of conversion, they will sell their remaining 10% equity interest in Prime to the Company, for approximately $82.0 million, plus accrued interest from July 1999 at 7% per annum. As a result, the Company would then own 100% of Prime and assume management control of Prime's operations. Upon closing, the Company will assume approximately $550 million of Prime's debt.

      AT&T Agreement
      In May 1999, Comcast entered into an agreement with AT&T Corp. ("AT&T") to exchange various of the Company's cable systems. Under the terms of the agreement, the Company will receive cable communications systems serving approximately 1.5 million subscribers. In exchange, AT&T will receive systems that the Company currently owns or will acquire serving 750,000 subscribers. At closing, the Company will pay AT&T an equalizing payment of approximately $3.4 billion (subject to adjustment based on the actual number of net subscribers acquired and the per subscriber price of certain subscribers) for the 750,000 net subscribers to be acquired as a result of the exchanges. The Company will pay for the net subscribers acquired in connection with the exchanges with shares of AT&T common stock that Comcast currently owns or may acquire and other securities or assets the Comcast will contribute to the Company which would permit the exchanges to be tax-free to the maximum extent possible. The agreed upon value of any AT&T common stock used in the exchange that was owned by Comcast at the time of the agreement is $54.41 per share.

      Under the terms of the agreement, Comcast also agreed to offer AT&T-branded residential wireline telephony in the Company's cable communications system markets, provided AT&T has concluded separate residential

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      telephony agreements with at least two other non-AT&T affiliated multi-system cable operators. AT&T has agreed to grant Comcast the most favorable terms AT&T has reached with any of those or other multi-system cable operators.

      The majority of the exchanges are contingent upon the completion of AT&T's acquisition of MediaOne Group, Inc., which is expected to close in 2000, subject to customary closing conditions and regulatory approvals.

      Adelphia Agreement
      In May 1999, the Company entered into an agreement to exchange certain cable communications systems with Adelphia Communications ("Adelphia"). Under the terms of the agreement, the Company will receive approximately 464,000 cable subscribers from Adelphia. In exchange, Adelphia will receive cable communications systems currently owned by the Company serving approximately 440,000 subscribers. All of the systems involved will be valued based upon independent appraisals with any difference in relative value to be funded with cash or additional cable communications systems. The transaction is subject to customary closing and regulatory approvals and is expected to close in the third quarter of 2000.

      Unaudited Pro Forma Information
      The following unaudited pro forma information for the years ended December 31, 1999 and 1998 has been presented as if the Jones Intercable contribution occurred on January 1, 1998. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Jones Intercable since January 1, 1998 (dollars in millions).

                                                    Year Ended
                                                    December 31,
                                                 1999         1998
                                                ------       ------
      Revenues................................ $3,035.2     $2,768.5
      Net loss................................   (293.0)      (257.2)

4.    INVESTMENTS

      At Home Warrants
      In June 1998, Jones Intercable entered into a six year Distribution Agreement with At Home Corporation ("@Home"), which provides for the distribution of high speed Internet services in certain of the Company's cable communications systems. Jones Intercable began deployment in December 1998. In conjunction with the Distribution Agreement, Jones Intercable and @Home entered into a Warrant Purchase Agreement providing for the Company's purchase of up to a maximum of 4,092,200 shares of @Home Series A Common Stock at $5.25 per share (as adjusted for @Home's 2-for-1 stock split in June 1999). The warrants become exercisable after March 31 each year, beginning in 1999, as the Company launches @Home services in its cable communications systems. During 1999, warrants to purchase 584,172 shares of @Home Series A Common Stock became exercisable. Accordingly, the Company recorded an investment in @Home warrants of $44.2 million based on the fair value of the warrants when the performance measures were achieved. Deferred revenue of an equal amount was recorded and is being amortized over the term of the Distribution Agreement. During 1999, the Company recognized $6.3 million as a reduction of operating expenses. Due to restrictions on the stock underlying the warrants, the Company's investment is not adjusted for subsequent changes in fair value. As of December 31, 1999, the fair value of the investment was $23.3 million.

      General Instruments Warrants
      The Company entered into agreements to purchase digital converters from General Instruments Corporation ("GI"). In connection therewith, the Company received warrants to purchase up to a maximum of 1,133,502 shares of GI

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      Common Stock at $14.25 per share. The warrants become exercisable in three annual installments, beginning in 1998, as the Company meets certain thresholds for digital converter purchases. During 1999 and 1998, warrants to purchase 542,110 shares and 197,132 shares of GI Common Stock became exercisable. Accordingly, the Company recorded its investment in GI warrants based on the fair value of the warrants when the performance measures were achieved. During 1999 and 1998, the Company recorded the value of the exercisable warrants as a reduction to the cost of the digital converters. As of December 31, 1999 and 1998, the Company recorded its investment in the GI warrants at its estimated fair value of $53.0 million and $4.2 million, respectively.

      AT&T Common Stock
      As of December 31, 1999 and 1998, the Company holds 260,298 shares of AT&T common stock (as adjusted for AT&T's 3-for-2 stock split in April 1999). The Company has recorded its investment in AT&T at its estimated fair value of $13.2 million and $13.1 million, respectively. The Company's investment in AT&T was reclassified from current at December 31, 1998 to long-term at December 31, 1999 as the Company plans to use its AT&T shares in connection with the acquisition of cable communications systems pursuant to the AT&T Agreement (see Note 3).

      Cost Method Investments
      It is not practicable to estimate the fair value of the Company's investments in privately held companies, accounted for under the cost method, due to lack of quoted market prices and excessive costs involved in determining such fair value.

5.    LONG-TERM DEBT

                                                                                                        December 31,
                                                                                                   1999              1998
                                                                                                ----------        ----------
                                                                                                   (Dollars in millions)
      Notes payable to banks and insurance companies,
            due in installments through 2003..................................................    $1,694.0            $972.0
      9-5/8% Senior notes, due 2002...........................................................       200.0
      8-1/8% Senior notes, due 2004...........................................................       299.8             299.8
      8-3/8% Senior notes, due 2007...........................................................       596.8             596.5
      8-7/8% Senior notes, due 2007...........................................................       248.9
      6.20% Senior notes, due 2008............................................................       798.1             797.9
      7-5/8% Senior notes, due 2008...........................................................       196.8
      8-7/8% Senior notes, due 2017...........................................................       545.7             545.6
      8-1/2% Senior notes, due 2027...........................................................       249.6             249.6
      10-1/2% Senior subordinated debentures, due 2008........................................       100.0
      Other debt, due in installments principally through 2007................................         8.2               0.8
                                                                                                ----------        ----------
                                                                                                   4,937.9           3,462.2
      Less current portion....................................................................       202.6               0.1
                                                                                                ----------        ----------
                                                                                                  $4,735.3          $3,462.1
                                                                                                ==========        ==========

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      Maturities of long-term debt outstanding as of December 31, 1999 for the four years after 2000 are as follows (dollars in millions):

           2001.........................................   $93.2
           2002.........................................   516.7
           2003.........................................   699.5
           2004.........................................   539.9

      In addition to the Company's outstanding long-term debt as presented in the table above, the Company had an aggregate of $134.6 million of notes payable to Comcast and Comcast's subsidiaries as of December 31, 1998 (see
      Note 6).

      Jones Intercable Assumed Debt
      In April 1999, as part of Comcast's contribution of Jones Intercable to the Company, the Company assumed $1.499 billion of debt held by Jones Intercable. As of December 31, 1999, borrowings under credit facilities of certain of Jones Intercable's subsidiaries totaling $922.0 million and senior notes and senior subordinated debentures totaling $745.7 million, with interest rates ranging between 7 5/8% to 10 1/2%, and maturities between 2002 and 2008 were outstanding.

      Senior Notes
      In November 1998, the Company sold $800.0 million aggregate principal amount of 6.20% senior notes due 2008. The Company used substantially all of the net proceeds from the offering to repay existing notes payable to affiliates (see Note 6) and for general purposes.

      In May 1997, the Company sold a total of $1.7 billion of nonrecourse public debt with interest rates ranging from 8 1/8% to 8 7/8% and maturity dates from 2004 to 2027 (together with the 6.20% senior notes due 2008, the "Senior Notes"). The Company used the net proceeds from the offerings to repay existing borrowings by its subsidiaries.

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

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      Redemption of Debt
      In December 1999, the Company repaid $200.0 million in notes payable to insurance companies having an interest rate of 8.6%. In connection with this repayment, the Company incurred debt extinguishment costs of $9.2 million and wrote off unamortized debt issue costs of $0.3 million, resulting in an extraordinary loss, net of tax of $6.2 million during the year ended December 31, 1999. The redemption was funded with the proceeds from a capital contribution that the Company received from Comcast (see
      Note 7).

      In connection with the refinancing, redemption and optional repayment of certain indebtedness, the Company expensed unamortized debt issue costs and incurred debt extinguishment costs of $27.1 million, resulting in extraordinary losses, net of tax, of $16.7 million during the year ended December 31, 1997.

      Interest Rates
      Bank debt interest rates vary based upon one or more of the following rates at the option of the Company:

           Prime rate to prime plus 0.75%
           Federal Funds rate plus 0.5% to 1.5%; and LIBOR plus 0.375% to 1.750%

      As of December 31, 1999 and 1998, the Company's effective weighted average interest rate on its long-term debt outstanding was 7.56% and 7.48%, respectively.

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

      The following table summarizes the terms of the Company's existing Swaps, Caps and Collars as of December 31, 1999 and 1998 (dollars in millions):

                                                             Notional                       Average         Estimated
                                                              Amount       Maturities    Interest Rate      Fair Value
                                                              ------       ----------    -------------      ----------
      As of December 31, 1999
      Variable to Fixed Swaps..........................        $300.0       2000-2003        5.6%                 $6.4
      Fixed to Variable Swaps..........................         300.0         2004           7.7%                 (3.9)
      Caps.............................................         140.0         2000           6.8%
      Collar...........................................          50.0         2000         6.3%/4.0%               0.1

      As of December 31, 1998
      Variable to Fixed Swaps..........................         $50.0         1999           5.7%                ($0.1)
      Caps.............................................         240.0         1999           7.0%
      Collar...........................................          50.0         2000         6.3%/4.0%

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps, Caps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1999, 1998 and 1997 was not significant.

      Estimated Fair Value
      The Company's long-term debt had estimated fair values of $4.922 billion and $3.766 billion as of December 31, 1999 and 1998, respectively. The estimated fair value of the Company's publicly traded debt is based on the quoted market price for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

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

      As of December 31, 1999, all of the Company's cash, cash equivalents, short-term investments and cash held by an affiliate is restricted to use by subsidiaries of the Company under contractual arrangements, including subsidiary credit agreements.

      Restricted net assets of the Company's subsidiaries were approximately $2.5 billion as of December 31, 1999. The restricted net assets of subsidiaries exceeds the Company's consolidated net assets as certain of the Company's subsidiaries have a stockholder's deficiency.

      Lines and Letters of Credit
      As of December 31, 1999, certain subsidiaries of the Company had unused lines of credit of $866.0 million, $266.0 million of which is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

      As of December 31, 1999 the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $34.5 million to cover potential fundings associated with several projects.

6.    NOTES PAYABLE TO AFFILIATES

      During the year ended December 31, 1999, the Company eliminated the remaining notes payable to affiliate through a non-cash capital contribution from Comcast (see Note 7). As the contribution was a non-cash transaction, it had no impact on the Company's consolidated statement of cash flows.

      As of December 31, 1998, notes payable to affiliates (the "Notes Payable") include $130.7 million principal amount of Notes Payable to Comcast and certain of its wholly owned subsidiaries. As of December 31, 1998, accrued interest relating to such Notes Payable of $3.9 million was added to the principal. The Notes Payable bear interest at rates ranging from 7.25% to 9.25% (weighted average interest rate of 7.73% as of December 31, 1998).

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


7.    RELATED PARTY TRANSACTIONS

      During the year ended December 31, 1999, the Company received capital contributions from Comcast of $960.1 million, the proceeds of which were used to acquire CalPERS' 45% interest in Comcast MHCP (see Note 3) and to repay notes payable to insurance companies (see Note 5).

      Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the years ended December 31, 1999, 1998 and 1997, the Company's service income includes $10.4 million, $13.3 million and $10.2 million, respectively, relating to QVC.

      Comcast, through management agreements, manages the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems and arrange for and supervise (but not necessarily perform itself) certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $161.8 million, $130.4 million and $119.7 million in 1999, 1998 and 1997, respectively. These management fees are included in selling, general and administrative expenses in the Company's consolidated statement of operations. Payment of certain of these expenses has been deferred until CalPERS no longer has an interest in Comcast MHCP (see Note 3). Comcast has agreed to permit certain subsidiaries of the Company to defer payment of a portion of these expenses with the deferred portion being treated as a subordinated long-term liability due to affiliate which will not be paid prior to January 1, 2001. Management fees deferred in 1999, 1998 and 1997 were $5.8 million, $5.5 million and $4.7 million, respectively. Deferred management fees were $148.2 million and $142.4 million as of December 31, 1999 and 1998, respectively.

      On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charges each of the Company's subsidiaries for programming on a basis which generally approximates the amount that each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are included in operating expenses in the Company's consolidated statement of operations. The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $971.2 million, $760.9 million and $674.6 million, including $822.5 million, $640.5 million and $560.9 million of Programming Charges, in 1999, 1998 and 1997, respectively. The Programming Charges include $83.6 million, $59.4 million and $49.0 million in 1999, 1998 and 1997, respectively, relating to programming purchased by the Company, through Comcast, from suppliers in which Comcast holds an equity interest.

      Payment of certain of these expenses has been deferred until CalPERS no longer has an interest in Comcast MHCP (see Note 3). Comcast has agreed to permit certain of the Company's subsidiaries to defer payment of a portion of the Programming Charges with the deferred portion being treated as a subordinated long-term liability due to affiliate which will not be paid prior to January 1, 2001. Programming Charges deferred in 1999, 1998 and 1997 were $133.6 million, $120.5 million and $102.3 million, respectively. Deferred Programming Charges were $516.0 million and $382.4 million as of December 31, 1999 and 1998, respectively.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      Current due to affiliates in the Company's consolidated balance sheet primarily consists of amounts due to Comcast and its affiliates under the cost-sharing arrangements described above and amounts payable to Comcast and its affiliates as reimbursement for payments made, in the ordinary course of business, by such affiliates on behalf of the Company.

      The Company has entered into a custodial account arrangement with Comcast Financial Agency Corporation ("CFAC"), a wholly owned subsidiary of Comcast, under which CFAC provides cash management services to the Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. As of December 31, 1999 and 1998, $34.0 million and $57.1 million, respectively, of the Company's cash was held by CFAC. These amounts have been classified as cash held by an affiliate in the Company's consolidated balance sheet. During the years ended December 31, 1999, 1998 and 1997, the Company recognized investment income of $2.7 million, $3.1 million and $3.9 million, respectively, on cash held by CFAC.

8.    INCOME TAXES

      The Company and its 80% or more owned subsidiaries join with Comcast in filing a consolidated federal income tax return. Comcast allocates income tax expense or benefit to the Company as if the Company was filing a separate federal income tax return. Comcast Communications Properties, Inc. ("CCP"), an indirect majority owned subsidiary of the Company, and Jones Intercable each file separate consolidated federal income tax returns. Tax benefits from both losses and tax credits are made available to the Company as it is able to realize such benefits on a separate return basis. The Company pays Comcast for income taxes an amount equal to the amount of tax it would pay if it filed a separate tax return.

      Comcast MHCP is treated as a partnership for income tax purposes. As such, any taxable income or loss attributable to Comcast MHCP, excluding any income or loss from its subsidiaries, flows through to the Company and CalPERS based on their respective ownership percentages.

      Income tax benefit consists of the following components (dollars in millions):

                                                                           Year Ended December 31,
                                                                  1999              1998              1997
                                                               -----------       -----------       -----------
      Current expense
      Federal................................................        $18.9              $1.9             $
      State..................................................          6.1               5.4               6.1
                                                               -----------       -----------       -----------
                                                                      25.0               7.3               6.1
                                                               -----------       -----------       -----------
      Deferred benefit
      Federal................................................        (66.8)            (41.1)            (48.2)
      State..................................................         (4.4)             (2.0)             (1.5)
                                                               -----------       -----------       -----------
                                                                     (71.2)            (43.1)            (49.7)
                                                               -----------       -----------       -----------
      Income tax benefit.....................................       ($46.2)           ($35.8)           ($43.6)
                                                               ===========       ===========       ===========

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      The effective income tax benefit of the Company differs from the statutory amount because of the effect of the following items (dollars in millions):


                                                                                  Year Ended December 31,
                                                                          1999              1998              1997
                                                                       ----------        ----------        ----------
      Federal tax at statutory rate...................................    ($140.6)           ($52.5)           ($61.8)
      Non-deductible depreciation and amortization....................       25.5              21.5              21.5
      State income taxes, net of federal benefit......................        1.0               2.2               3.1
      Interest income, taxable to CalPERS.............................       (8.1)             (7.5)             (6.7)
      Increase to valuation allowance.................................       75.3
      Other...........................................................        0.7               0.5               0.3
                                                                       ----------        ----------        ----------
      Income tax benefit..............................................     ($46.2)           ($35.8)           ($43.6)
                                                                       ==========        ==========        ==========

      Significant components of the Company's net deferred tax liability are as follows (dollars in millions):

                                                                                               December 31,
                                                                                        1999                  1998
                                                                                    -------------         -------------
      Deferred tax assets:
      Net operating loss carryforwards.............................................        $256.3                $110.1
      Less valuation allowance.....................................................        (207.5)                (95.6)
                                                                                    -------------         -------------
                                                                                             48.8                  14.5
                                                                                    -------------         -------------
      Deferred tax liabilities, principally differences between book
            and tax basis of property and equipment and deferred charges...........       1,684.4               1,461.5
                                                                                    -------------         -------------
      Net deferred tax liability...................................................      $1,635.6              $1,447.0
                                                                                    =============         =============

      The Company recorded approximately $285.0 million of deferred tax liabilities in 1999 in connection with the Jones Intercable contribution. The Company's valuation allowance against deferred tax assets includes approximately $60.0 million for which any subsequent tax benefit recognized will be allocated to reduce goodwill and other noncurrent intangible assets. The subsidiaries which are not consolidated with the Company for income tax reporting purposes have aggregate net operating loss carryforwards of approximately $500.0 million which expire primarily in periods through 2019. A valuation allowance has been recorded for certain of these losses due to uncertainty as to their realization.

9.    STATEMENT OF CASH FLOWS-SUPPLEMENTAL INFORMATION

      The Company made cash payments for interest on its long-term debt of $324.8 million, $214.4 million and $225.4 million in 1999, 1998 and 1997, respectively. The Company made cash payments for interest on the Notes Payable of $8.9 million, $70.5 million and $17.7 million in 1999, 1998 and 1997, respectively.

      The  Company  made cash  payments  to  Comcast  for  income  taxes of $7.4
      million,   $5.4  million  and  $39.9  million  in  1999,  1998  and  1997, respectively.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Concluded)

10.   COMMITMENTS AND CONTINGENCIES

      Commitments
      Minimum annual rental commitments for office space and equipment under noncancelable operating leases are as follows (dollars in millions):

                2000.......................................      $13.7
                2001.......................................       12.2
                2002.......................................        9.5
                2003.......................................        8.0
                2004.......................................        6.2
                Thereafter.................................       21.3

      Pole rentals have been excluded from the above schedule as they are generally cancelable after an initial period by either party upon notice.

      Rental expense (including pole rentals) of $33.7 million, $23.8 million and $22.6 million has been charged to operations in 1999, 1998 and 1997, respectively.

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

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following consolidated financial statements of ours are included in Part II, Item 8:

                Independent Auditors' Report..................................18
                Consolidated Balance Sheet--December 31, 1999 and 1998........19
                Consolidated Statement of Operations--Years
                  Ended December 31, 1999, 1998 and 1997......................20
                Consolidated Statement of Cash Flows--Years
                  Ended December 31, 1999, 1998 and 1997......................21
                Consolidated Statement of Stockholder's Equity --
                  Years Ended December 31, 1999, 1998 and 1997................22
                Notes to Consolidated Financial Statements....................23

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

      (c)   Reports on Form 8-K

            (i) We filed a Current Report on Form 8-K under Item 5 on November 17, 1999 relating to our announcement that Comcast Corporation had entered into an agreement to exchange certain of our cable systems with Time Warner Cable, a division of Time Warner Entertainment Company, L.P.

            (ii) We filed a Current Report on Form 8-K under Item 5 on December 23, 1999 relating to our announcement that Comcast Corporation had entered into an agreement to acquire the remaining interest in Jones Intercable, Inc. that Comcast Corporation did not already own.

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

            10.3 Comcast MHCP Holdings, L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of December 18, 1994, among Comcast Cable Communications, Inc., The

                   California Public Employees' Retirement System and, for certain limited purposes, Comcast Corporation (incorporated by reference to Exhibit 10.1 to Comcast Corporation's Current Report on Form 8-K filed on January 6, 1995).

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

            12.1   Statement  re:  Computation  of  Ratio of  Earnings  to Fixed
                   Charges.

            23.1   Consent of Deloitte & Touche LLP.

            23.2   Consent of Arthur Andersen LLP.

            27.1   Financial Data Schedule.

            99.1 Report of Independent Public Accountants to Jones Intercable, Inc. as of December 31, 1999 and for the year then ended.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 16, 2000.

                                              Comcast Cable Communications, Inc.

                                              By: /s/ Brian L. Roberts
                                                  ------------------------------
                                                  Brian L. Roberts
                                                  Vice Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                                    DATE
---------                -----                                    ----

/s/ Ralph J. Roberts     Chairman; Director                       March 16, 2000
----------------------
Ralph J. Roberts


/s/ Brian L. Roberts     Vice Chairman; Director (Principal       March 16, 2000
----------------------   Executive Officer)
Brian L. Roberts


/s/ Lawrence S. Smith    Executive Vice President; Director       March 16, 2000
----------------------
Lawrence S. Smith


/s/ Stanley L. Wang      Executive Vice President, Secretary;     March 16, 2000
----------------------   Director
Stanley L. Wang


/s/ John R. Alchin       Executive Vice President, Treasurer      March 16, 2000
----------------------   (Principal Financial Officer)
John R. Alchin


/s/ Lawrence J. Salva    Senior Vice President                    March 16, 2000
----------------------   (Principal Accounting Officer)
Lawrence J. Salva

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES




To the Board of Directors and Stockholder
Comcast Cable Communications, Inc.
Wilmington, Delaware


Our audits of the financial statements referred to in our report dated February 24, 2000, except for Note 3 as to which the date is March 2, 2000, appearing in the Annual Report on Form 10-K of Comcast Cable Communications, Inc. and its subsidiaries (the "Company") for the year ended December 31, 1999 also included the financial statement schedules of the Company, listed in Item 14(b)(i). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 24, 2000

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

                             CONDENSED BALANCE SHEET

                    (Dollars in millions, except share data)


                                                                                                 December 31,
                                                                                           1999                1998
                                                                                        ----------          -----------
ASSETS
Investments in and amounts due to/from subsidiaries eliminated
   upon consolidation, net..........................................................      $4,395.3             $2,751.6
Deferred charges, net...............................................................          24.2                 27.1
                                                                                        ----------          -----------
                                                                                          $4,419.5             $2,778.7
                                                                                        ==========          ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Accrued interest and other.......................................................         $29.8                $30.9
                                                                                        ----------          -----------
        Total current liabilities...................................................          29.8                 30.9
                                                                                        ----------          -----------
   Long-term debt...................................................................       2,490.0              2,489.4
                                                                                        ----------          -----------
   Deferred income taxes, due to affiliates.........................................          89.4                 83.7
                                                                                        ----------          -----------
   Other liabilities ...............................................................           1.5                  1.7
                                                                                        ----------          -----------

STOCKHOLDER'S EQUITY
   Common stock, $1 par value - authorized and issued, 1,000 shares
   Additional capital...............................................................       4,931.4              3,066.2
   Accumulated deficit..............................................................      (3,150.1)            (2,896.4)
   Accumulated other comprehensive income...........................................          27.5                  3.2
                                                                                        ----------          -----------
        Total stockholder's equity..................................................       1,808.8                173.0
                                                                                        ----------          -----------
                                                                                          $4,419.5             $2,778.7
                                                                                        ==========          ===========

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

            CONDENSED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                  (In millions)


                                                                             Year Ended December 31,
                                                                  1999                1998                 1997
                                                              -------------       -------------        -------------
AMORTIZATION..............................................             $2.5                $1.7                 $1.0
                                                              -------------       -------------        -------------

OPERATING LOSS............................................              2.5                 1.7                  1.0

OTHER (INCOME) EXPENSE
   Interest income on affiliate notes, net................                               (142.4)               (93.3)
   Interest expense, net..................................            192.5               149.9                 96.5
   Equity in net losses of affiliates.....................            120.2                82.1                117.9
                                                              -------------       -------------        -------------
                                                                      312.7                89.6                121.1
                                                              -------------       -------------        -------------

LOSS BEFORE INCOME TAX EXPENSE............................           (315.2)              (91.3)              (122.1)

INCOME TAX (BENEFIT) EXPENSE..............................            (61.5)                6.0                  6.7
                                                              -------------       -------------        -------------

NET LOSS..................................................           (253.7)              (97.3)              (128.8)

ACCUMULATED DEFICIT
   Beginning of year......................................         (2,896.4)           (2,799.1)            (2,124.0)
   Elimination of outstanding notes receivable from
      affiliate through a non-cash dividend to Comcast....                                                    (546.3)
                                                              -------------       -------------        -------------

   End of year............................................        ($3,150.1)          ($2,896.4)           ($2,799.1)
                                                              =============       =============        =============

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

                        CONDENSED STATEMENT OF CASH FLOWS

                                  (In millions)

                                                                                                 Year Ended December 31,
                                                                                           1999           1998            1997
                                                                                        ----------     -----------     ----------
OPERATING ACTIVITIES
   Net loss..........................................................................      ($253.7)         ($97.3)       ($128.8)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
      Amortization...................................................................          2.5             1.7            1.0
      Non-cash interest expense......................................................          0.6             0.4
      Equity in net losses of affiliates.............................................        120.2            82.1          117.9
      Deferred income tax benefit, due to affiliates.................................          5.8            31.8           50.4
                                                                                        ----------     -----------     ----------
                                                                                            (124.6)           18.7           40.5

      Changes in working capital and other liabilities...............................         (0.9)            6.9           29.1
                                                                                        ----------     -----------     ----------
           Net cash (used in) provided by operating activities.......................       (125.5)           25.6           69.6
                                                                                        ----------     -----------     ----------

FINANCING ACTIVITIES
   Proceeds from borrowings..........................................................                        797.9        1,691.1
   Proceeds from notes payable to affiliate..........................................                         72.4           72.3
   Repayment of notes payable to affiliates..........................................                       (144.7)         (45.0)
   Capital contributions from parent.................................................        960.1
   Deferred financing costs..........................................................                        (11.7)         (18.1)
                                                                                        ----------     -----------     ----------
           Net cash provided by financing activities.................................        960.1           713.9        1,700.3
                                                                                        ----------     -----------     ----------

INVESTING ACTIVITIES
   Net transactions with affiliates..................................................       (834.6)         (739.5)      (1,769.9)
                                                                                        ----------     -----------     ----------
           Net cash used in investing activities.....................................       (834.6)         (739.5)      (1,769.9)
                                                                                        ----------     -----------     ----------

INCREASE IN CASH AND CASH EQUIVALENTS................................................

CASH AND CASH EQUIVALENTS, beginning of year.........................................
                                                                                        ----------     -----------     ----------

CASH AND CASH EQUIVALENTS, end of year...............................................    $              $               $
                                                                                        ==========     ===========     ==========

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                  (In millions)

                                                                                    Additions
                                                    Balance at                     Charged to     Deductions        Balance
                                                     Beginning      Effect of       Costs and        from           at End
                                                      of Year     Acquisitions      Expenses      Reserves(A)       of Year
                                                      -------     ------------      --------      -----------       -------
Allowance for Doubtful Accounts

   1999.........................................        $19.4            $3.1          $23.6           $14.9          $31.2

   1998.........................................         16.7                           15.8            13.1           19.4

   1997.........................................         12.0                           18.4            13.7           16.7


(A) Uncollectible accounts written off.