Form 10-Q
period 2000-03-31
COMCAST CABLE COMMUNICATIONS INC
filed 2000-05-15
CIK 1040573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 2000
                                       OR

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

              1201 Market Street, Suite 2201, Wilmington, DE 19801
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

           Yes  X                                               No
              ----                                                 ---

                           --------------------------

As of March 31, 2000, there were 1,000 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
PART I    FINANCIAL INFORMATION

          ITEM 1  Financial Statements

                  Condensed Consolidated Balance Sheet as of March 31,
                  2000 and December 31, 1999 (Unaudited).......................2

                  Condensed Consolidated Statement of Operations and
                  Accumulated Deficit for the Three Months Ended
                  March 31, 2000 and 1999 (Unaudited)..........................3

                  Condensed Consolidated Statement of Cash Flows for the
                  Three Months Ended March 31, 2000 and 1999 (Unaudited).......4

                  Notes to Condensed Consolidated
                  Financial Statements (Unaudited).........................5 - 8

          ITEM 2  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................9 - 10

PART II   OTHER INFORMATION

          ITEM 1  Legal Proceedings...........................................11

          ITEM 6  Exhibits and Reports on Form 8-K............................11

          SIGNATURE...........................................................12

                       -----------------------------------

      This Quarterly Report on Form 10-Q is for the three months ended March 31, 2000. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast Cable," the "Company," "we," "us" and "our" refer to Comcast Cable Communications, Inc. and its subsidiaries.

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

Factors Affecting Future Operations

      We have in the past acquired and we will be acquiring cable communications systems in new communities in which we do not have established relationships with the franchising authority, community leaders and cable subscribers. Further, a substantial number of new employees must be integrated into our business practices and operations. Our results of operations may be significantly affected by our ability to efficiently and effectively manage these changes.

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                   (Unaudited)

                                                                                      (Dollars in millions, except share data)
                                                                                              March 31,       December 31,
                                                                                               2000               1999
                                                                                             ---------          ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents.............................................................        $76.2              $61.0
   Investments...........................................................................         78.5                0.4
   Cash held by an affiliate.............................................................         18.4               34.0
   Accounts receivable, less allowance for doubtful accounts of $26.9 and $31.2..........         72.1              128.4
   Other current assets..................................................................         23.6               29.7
                                                                                             ---------          ---------
        Total current assets.............................................................        268.8              253.5
                                                                                             ---------          ---------
INVESTMENTS..............................................................................         15.8              119.4
                                                                                             ---------          ---------
PROPERTY AND EQUIPMENT...................................................................      3,692.7            4,354.0
   Accumulated depreciation..............................................................     (1,361.9)          (1,477.4)
                                                                                             ---------          ---------
   Property and equipment, net...........................................................      2,330.8            2,876.6
                                                                                             ---------          ---------
DEFERRED CHARGES.........................................................................      6,747.5            9,010.0
   Accumulated amortization..............................................................     (1,917.8)          (2,291.7)
                                                                                             ---------          ---------
   Deferred charges, net.................................................................      4,829.7            6,718.3
                                                                                             ---------          ---------
                                                                                              $7,445.1           $9,967.8
                                                                                             =========          =========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses.................................................       $364.6             $510.2
   Accrued interest......................................................................         80.4               62.6
   Deferred income taxes, due to affiliate...............................................         11.4
   Current portion of long-term debt.....................................................          0.1              202.6
   Due to affiliates.....................................................................        153.6              160.2
                                                                                             ---------          ---------
        Total current liabilities........................................................        610.1              935.6
                                                                                             ---------          ---------
LONG-TERM DEBT, less current portion.....................................................      3,062.8            4,735.3
                                                                                             ---------          ---------
MINORITY INTEREST AND OTHER..............................................................         11.5              188.3
                                                                                             ---------          ---------
DUE TO AFFILIATE.........................................................................        699.2              664.2
                                                                                             ---------          ---------
DEFERRED INCOME TAXES, due to affiliate..................................................      1,555.2            1,635.6
                                                                                             ---------          ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, $1 par value - authorized and issued, 1,000 shares......................
   Additional capital....................................................................      5,262.4            4,931.4
   Accumulated deficit...................................................................     (3,200.4)          (3,150.1)
   Accumulated other comprehensive income................................................          4.3               27.5
                                                                                             ---------          ---------
                                                                                               2,066.3            1,808.8
   Less: common stock of Parent held in treasury, at cost................................        560.0
                                                                                             ---------          ---------
        Total stockholder's equity.......................................................      1,506.3            1,808.8
                                                                                             ---------          ---------
                                                                                              $7,445.1           $9,967.8
                                                                                             =========          =========

See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
     ----------------------------------------------------------------------
                                   (Unaudited)

                                                                                       (Dollars in millions)
                                                                                    Three Months Ended March 31,
                                                                                    2000                 1999
                                                                                 -----------         ------------
SERVICE INCOME................................................................        $751.2               $604.8
                                                                                 -----------         ------------

COSTS AND EXPENSES
   Operating..................................................................         333.6                271.5
   Selling, general and administrative........................................         171.4                138.3
   Depreciation and amortization..............................................         249.2                194.2
                                                                                 -----------         ------------
                                                                                       754.2                604.0
                                                                                 -----------         ------------

OPERATING (LOSS) INCOME.......................................................          (3.0)                 0.8

OTHER (INCOME) EXPENSE
   Interest expense...........................................................          81.7                 65.7
   Interest expense on notes payable to affiliates............................                                1.9
   Investment income and other, net...........................................         (35.3)                (0.7)
                                                                                 -----------         ------------
                                                                                        46.4                 66.9
                                                                                 -----------         ------------

LOSS BEFORE INCOME TAX AND MINORITY INTEREST..................................         (49.4)               (66.1)

INCOME TAX EXPENSE (BENEFIT)..................................................           0.9                (18.5)
                                                                                 -----------         ------------

LOSS BEFORE MINORITY INTEREST.................................................         (50.3)               (47.6)

MINORITY INTEREST.............................................................                               (8.8)
                                                                                 -----------         ------------

NET LOSS......................................................................         (50.3)               (38.8)

ACCUMULATED DEFICIT
   Beginning of period........................................................      (3,150.1)            (2,896.4)
                                                                                 -----------         ------------

   End of period..............................................................     ($3,200.4)           ($2,935.2)
                                                                                 ===========         ============

See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                   (Unaudited)

                                                                                           (Dollars in millions)
                                                                                        Three Months Ended March 31,
                                                                                         2000                 1999
                                                                                      -----------          ----------
OPERATING ACTIVITIES
   Net loss.........................................................................       ($50.3)             ($38.8)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
      Depreciation and amortization.................................................        249.2               194.2
      Non-cash interest expense.....................................................          0.2                 0.1
      Non-cash interest expense on notes payable to affiliates......................                              1.7
      Deferred expenses charged by an affiliate.....................................         35.0                38.7
      Gains on investments, net.....................................................        (35.0)
      Minority interest.............................................................                             (8.8)
      Deferred income tax benefit, due to affiliate.................................         (5.0)              (22.2)
      Other.........................................................................         (2.8)
                                                                                      -----------          ----------
                                                                                            191.3               164.9
      Change in working capital accounts............................................         46.8               (24.8)
                                                                                      -----------          ----------
             Net cash provided by operating activities..............................        238.1               140.1
                                                                                      -----------          ----------

FINANCING ACTIVITIES
   Repayments of long-term debt.....................................................       (200.3)
   Repayment of notes payable to affiliates.........................................                            (45.0)
   Capital contributions from Parent................................................        331.0
   Net transactions with affiliates.................................................         58.8                35.0
   Other............................................................................                             (0.1)
                                                                                      -----------          ----------
             Net cash provided by (used in) financing activities....................        189.5               (10.1)
                                                                                      -----------          ----------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...............................................       (226.4)
   Capital expenditures.............................................................       (163.3)             (105.6)
   Decrease in cash held by an affiliate............................................         15.6                27.2
   Additions to deferred charges and other..........................................        (38.3)              (18.5)
                                                                                      -----------          ----------
             Net cash used in investing activities..................................       (412.4)              (96.9)
                                                                                      -----------          ----------

INCREASE IN CASH AND CASH EQUIVALENTS...............................................         15.2                33.1

CASH AND CASH EQUIVALENTS, beginning of period......................................         61.0                34.5
                                                                                      -----------          ----------

CASH AND CASH EQUIVALENTS, end of period............................................        $76.2               $67.6
                                                                                      ===========          ==========

See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Basis of Presentation
      The condensed consolidated balance sheet as of December 31, 1999 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 2000 and the condensed consolidated statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by Comcast Cable Communications, Inc. (the "Company"), a wholly owned subsidiary of Comcast Corporation ("Comcast"), and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2000 and for all periods presented have been made.

      See Notes 3 and 7 for a description and the effects of the exchange of the Company's interest in Jones Intercable, Inc. ("Jones Intercable") for shares of Comcast common stock in March 2000.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2000 are not necessarily indicative of operating results for the full year.

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

      Comprehensive Loss
      Total comprehensive loss for the three months ended March 31, 2000 and 1999 was $73.5 million and $38.8 million, respectively. Total comprehensive loss includes net loss and unrealized gains (losses) on marketable securities for the periods presented.

      Reclassifications
      Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 2000.

3.    ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

      Acquisition of CalPERS' Interest in Jointly Owned Cable Properties
      In February 2000, the Company acquired the California Public Employees Retirement System's 45% interest in Comcast MHCP Holdings, L.L.C.
      ("Comcast MHCP"), formerly a 55% owned consolidated subsidiary of the Company which serves approximately 642,000 cable subscribers in Michigan, New Jersey and Florida. As a result, the Company now owns 100% of Comcast MHCP. The consideration was $750.0 million in cash and was funded with the proceeds from a capital contribution from Comcast. The acquisition was accounted for under the purchase method of accounting. The allocation of the purchase price (approximately $150 million to property and equipment and approximately $600 million to deferred charges) is preliminary pending completion of a final appraisal.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

      Exchange of Jones Intercable, Inc. Common Stock
      In April 1999, Comcast acquired a controlling interest in Jones Intercable, a cable communications company serving approximately 1.1 million subscribers, for aggregate consideration of $706.3 million in cash. Also on that date, Comcast contributed its shares in Jones Intercable to the Company. The acquisition was accounted for under the purchase method of accounting. As such, the operating results of Jones Intercable have been included in the Company's condensed consolidated statement of operations and accumulated deficit from the acquisition date. In June 1999, Comcast purchased an additional 1.0 million shares of Jones Intercable Class A Common Stock for $50.0 million in cash in a private transaction and contributed such shares to the Company.

      In March 2000, the Jones Intercable shareholders approved a merger agreement pursuant to which the Jones Intercable shareholders, including the Company, received 1.4 shares of Comcast's Class A Special Common Stock in exchange for each share of Jones Intercable Class A Common Stock and Common Stock, and Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast ("JOIN Holdings"), with JOIN Holdings as the successor to Jones Intercable. In connection with the closing of the merger, the Company exchanged its 39.6% interest in Jones Intercable for approximately 23.3 million shares of Comcast Class A Special Common Stock. As such, effective March 2, 2000, the results of Jones Intercable are no longer included in the Company's condensed consolidated financial statements. As the consideration received for the Company's interest in Jones Intercable was shares of Comcast Class A Special Common Stock, the exchange had no significant impact on the Company's condensed consolidated statement of cash flows during the three months ended March 31, 2000 (see Note 7). The shares of Comcast Class A Special Common Stock held by the Company are presented as common stock of Parent held in treasury, at cost, in the Company's March 31, 2000 condensed consolidated balance sheet (see Note 6).

4.    INVESTMENTS

      Motorola/General Instruments Warrants
      In connection with the Company's agreements to purchase digital converters from General Instruments Corporation ("GI"), the Company received warrants to purchase up to a maximum of 1,100,648 shares of GI Common Stock at $14.25 per share. The warrants become exercisable in three annual installments, as the Company meets certain thresholds for digital converter purchases. Accordingly, the Company records its investment in GI warrants based on the fair value of the warrants when the performance measures are achieved. In January 2000, GI was merged with and into a wholly owned subsidiary of Motorola, Inc. (the "Motorola Merger") and the Company received warrants to purchase 406,173 shares of Motorola common stock at $24.78 in exchange for the GI warrants held by the Company.

      During the three months ended March 31, 2000, warrants to purchase 226,700 shares of Motorola common stock became exercisable and the Company recorded the value of the exercisable warrants as a reduction to the cost of the digital converters. As of March 31, 2000, the Company reclassified its investment in the Motorola warrants from long-term to current and recorded its investment in the Motorola warrants at its estimated fair value of $78.1 million. As of December 31, 1999, the Company recorded its investment in the GI warrants, classified as long-term in the Company's condensed consolidated balance sheet, at its estimated fair value of $53.0 million.

      During the three months ended March 31, 2000, in connection with the Motorola Merger, the Company recognized a pre-tax gain of $33.0 million, representing the difference between the fair value of the Motorola warrants received by the Company and the Company's cost basis in the GI warrants exchanged. Such gain was recorded as a reclassification from accumulated other comprehensive income to investment income.

      AT&T Corporation Common Stock
      As of March 31, 2000 and December 31, 1999, the Company has recorded its investment in AT&T Corporation common stock, classified as long-term in the Company's condensed consolidated balance sheet, at its estimated fair value of $14.7 million and $13.2 million, respectively.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

5.    LONG-TERM DEBT

      Interest Rates
      As of March 31, 2000 and December 31, 1999, the Company's effective weighted average interest rate on its long-term debt outstanding was 7.54% and 7.56%, respectively.

      Lines of Credit
      As of March 31, 2000, certain subsidiaries of the Company had unused lines of credit of $810.0 million which is restricted by the covenants of the related debt agreements.

6.    RELATED PARTY TRANSACTIONS

      Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the three months ended March 31, 2000 and 1999, the Company's service income includes $2.4 million and $2.6 million, respectively, relating to QVC.

      Comcast, through management agreements, manages the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems and arrange for and supervise certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $41.9 million and $33.5 million during the three months ended March 31, 2000 and 1999, respectively. These management fees are included in selling, general and administrative expenses in the Company's condensed consolidated statement of operations and accumulated deficit. Comcast has agreed to permit certain subsidiaries of the Company to defer payment of a portion of these expenses with the deferred portion being treated as a subordinated liability due to affiliate. Management fees deferred during the three months ended March 31, 2000 and 1999 were $1.5 million and $1.4 million, respectively. Deferred management fees were $149.7 million and $148.2 million as of March 31, 2000 and December 31, 1999, respectively.

      On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charges each of the Company's subsidiaries for programming on a basis which generally approximates the amount each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are included in operating expenses in the Company's condensed consolidated statement of operations and accumulated deficit. The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $269.7 million and $221.9 million, including $225.9 million and $189.8 million of Programming Charges, during the three months ended March 31, 2000 and 1999, respectively. The Programming Charges include $31.2 million and $18.7 million during the three months ended March 31, 2000 and 1999, respectively, relating to programming purchased by the Company, through Comcast, from suppliers in which Comcast holds an equity interest.

      Comcast has agreed to permit certain of the Company's subsidiaries to defer payment of a portion of the Programming Charges with the deferred portion being treated as a subordinated liability due to affiliate. Programming Charges deferred during the three months ended March 31, 2000 and 1999 were $33.5 million and $37.3 million, respectively. Deferred Programming Charges were $549.5 million and $516.0 million as of March 31, 2000 and December 31, 1999, respectively.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

      In May 2000, the Company exchanged the approximate 23.3 million shares of Comcast Class A Special Common Stock held by the Company (see Note 3) with a fair value of $758.1 million in satisfaction of certain amounts due to affiliates, including amounts due related to previously deferred management fees and Programming Charges.

      Current due to affiliates in the Company's condensed consolidated balance sheet includes amounts due to Comcast and its affiliates under the cost-sharing arrangements described above and amounts payable to Comcast and its affiliates as reimbursement for payments made, in the ordinary course of business, by such affiliates on behalf of the Company.

      The Company has entered into a custodial account arrangement with Comcast Financial Agency Corporation ("CFAC"), a wholly owned subsidiary of Comcast, under which CFAC provides cash management services to the Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. As of March 31, 2000 and December 31, 1999, $18.4 million and $34.0 million, respectively, of the Company's cash was held by CFAC. These amounts have been classified as cash held by an affiliate in the Company's condensed consolidated balance sheet. During the three months ended March 31, 2000 and 1999, the Company recognized investment income of $1.9 million and $0.3 million, respectively, on cash held by CFAC.

7.    STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

      During the three months ended March 31, 2000, the Company exchanged its 39.6% interest in Jones Intercable for approximately 23.3 million shares of Comcast Class A Special Common Stock (see Note 3). The exchange has been recorded at the cost basis of the Company's 39.6% interest in Jones Intercable as follows (in millions):


              Current assets....................................     ($38.4)
              Investments.......................................      (57.1)
              Property, plant & equipment.......................     (575.9)
              Deferred charges..................................   (2,102.4)
              Current liabilities...............................      213.2
              Long-term debt....................................    1,674.9
              Deferred incomes taxes and other..................      325.7
                                                                  ---------
                        Net assets exchanged....................    ($560.0)
                                                                  =========

      The Company made cash payments for interest on its long-term debt of $32.6 million and $11.4 million during the three months ended March 31, 2000 and 1999, respectively. The Company made cash payments for interest on the notes payable to affiliates of $0.2 million during the three months March 31, 1999.

      The Company made cash payments for state income taxes of $0.1 million during the three months ended March 31, 1999.

8.    COMMITMENTS AND CONTINGENCIES

      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information for this item is omitted pursuant to Securities and Exchange Commission General Instruction H to Form 10-Q, except as noted below.

Results of Operations

      Our summarized consolidated financial information for the three months ended March 31, 2000 and 1999 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                               Three Months Ended
                                                                    March 31,             Increase / (Decrease)
                                                               2000          1999            $              %
                                                             ---------     ---------     ---------      ---------
Service income..........................................        $751.2        $604.8        $146.4           24.2%
Operating, selling, general and administrative
   expenses.............................................         505.0         409.8          95.2           23.2
                                                             ---------     ---------
Operating income before depreciation and
   amortization (1).....................................         246.2         195.0          51.2           26.3
Depreciation and amortization...........................         249.2         194.2          55.0           28.3
                                                             ---------     ---------
Operating (loss) income.................................          (3.0)          0.8          (3.8)            NM
                                                             ---------     ---------
Interest expense........................................          81.7          65.7          16.0           24.4
Interest expense on notes payable to affiliates.........                         1.9          (1.9)            NM
Investment income and other, net........................         (35.3)         (0.7)         34.6             NM
Income tax expense (benefit)............................           0.9         (18.5)        (19.4)            NM
Minority interest.......................................                        (8.8)         (8.8)            NM
                                                             ---------     ---------
Net loss................................................        ($50.3)       ($38.8)        $11.5           29.6%
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

Service Income

      Of the $146.4 million increase for the three month period from 1999 to 2000, $95.9 million is due to the effects of our acquisitions of cable communications systems and $50.5 million is due to growth in our historical operations. Of the $50.5 million increase related to our historical operations, $24.2 million is due principally to subscriber growth in digital cable and cable modem Internet access service, $15.0 million is due to subscriber growth in analog cable service, $8.3 million is related to changes in rates, $4.8 million is attributable to growth in cable advertising sales and $2.4 million is due to other service offerings, offset by the effects of a $4.2 million decrease in pay per view revenue as a result of fewer events during the three months ended March 31, 2000.

Operating, Selling, General and Administrative Expenses

      See Note 6 to our condensed  consolidated financial statements included in
Item 1.

      Of the $95.2 million increase for the three month period from 1999 to 2000, $62.8 million is due to the effects of our acquisitions of cable communications systems and $32.4 million is due to growth in our historical operations. Of the $32.4 million increase related

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000


to our historical operations, $12.6 million is due to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, $13.2 million is due principally to subscriber growth in cable modem Internet access service and $9.3 million results from increases in labor costs and other volume related expenses, offset by the effects of a $2.7 million decrease in pay per view programming costs as a result of fewer events during the three months ended March 31, 2000.

Depreciation and Amortization Expense

      The $55.0 million increase for the three month period from 1999 to 2000 is primarily attributable to the effects of Comcast Corporation's ("Comcast") contribution of Jones Intercable, Inc. ("Jones Intercable") to us in April 1999, the effects of our acquisitions of other cable communications systems and the effects of our capital expenditures.

Interest Expense

      The $16.0 million increase for the three month period from 1999 to 2000 is primarily due to the effects of Comcast's contribution of Jones Intercable to us in April 1999.

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

Interest Expense on Notes Payable to Affiliates

      The $1.9 million decrease for the three month period from 1999 to 2000 is due to the repayment of our notes payable to affiliates in the fourth quarter of 1999.

Investment Income and Other, Net

      During the three months ended March 31, 2000, in connection with the merger of certain publicly traded companies held by us and accounted for as investments available for sale, we recognized pre-tax gains of $33.0 million, representing the difference between the fair value of the securities received by us and our basis in the securities exchanged. This gain was recorded as a reclassification from accumulated other comprehensive income to investment income.

Income Tax Expense (Benefit)

      The $19.4 million change for the three month period from 1999 to 2000 is primarily the result of the effects of the decrease in our loss before income tax and minority interest and the increase in our valuation allowance.

Minority Interest

      The $8.8 million decrease for the three month period from 1999 to 2000 is primarily due to the effects of our acquisition of the minority interest of Comcast MHCP Holdings, L.L.C. in February 2000.

      We believe that our operations are not materially affected by inflation.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000


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

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits required to be filed by Item 601 of Regulation S-K:

            10.1 Agreement and Plan of Merger among Jones Intercable, Inc., Comcast Corporation and Comcast JOIN Holdings, Inc., dated as of December 22, 1999 (incorporated by reference to Exhibit 2.1 to the Comcast Corporation Registration Statement on Form S-4 filed on January 10, 2000).

            27.1  Financial Data Schedule.

      (b)   Reports on Form 8-K:

            (i) We filed a Current Report on Form 8-K under Item 5 on January 4, 2000 relating to Comcast's announcement that it had entered into a definitive agreement to acquire the California Public Employees' Retirement System's 45% ownership interest in cable operator Comcast MHCP Holdings, L.L.C., an indirect majority owned subsidiary of ours.

            (ii) We filed a Current Report on Form 8-K under Item 2 on March 3, 2000 relating to our announcement that Comcast had completed its acquisition of Jones Intercable, Inc., a consolidated subsidiary of ours through March 2, 2000.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             COMCAST CABLE COMMUNICATIONS, INC.
                                             -----------------------------------






                                             /S/ LAWRENCE J. SALVA
                                             -----------------------------------
                                             Lawrence J. Salva
                                             Senior Vice President
                                             (Principal Accounting Officer)




Date: May 15, 2000