Form 10-Q
period 2000-06-30
COMCAST CABLE COMMUNICATIONS INC
filed 2000-08-11
CIK 1040573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 2000
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

              1201 Market Street, Suite 1405, Wilmington, DE 19801
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

           Yes  X                                     No
              ----                                       ----

                           --------------------------

As of June 30, 2000, there were 1,000 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------
PART I   FINANCIAL INFORMATION

         ITEM 1  Financial Statements

                 Condensed Consolidated Balance Sheet as of June 30,
                 2000 and December 31, 1999 (Unaudited)........................2

                 Condensed Consolidated Statement of Operations and
                 Accumulated Deficit for the Six and Three Months Ended
                 June 30, 2000 and 1999 (Unaudited)............................3

                 Condensed Consolidated Statement of Cash Flows for the
                 Six Months Ended June 30, 2000 and 1999 (Unaudited)...........4

                 Notes to Condensed Consolidated
                 Financial Statements (Unaudited)..........................5 - 9

         ITEM 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................10 - 12

PART II  OTHER INFORMATION

         ITEM 1  Legal Proceedings............................................13

         ITEM 6  Exhibits and Reports on Form 8-K.............................13

         SIGNATURE............................................................14

                       -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended June 30, 2000. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast Cable," the "Company," "we," "us" and "our" refer to Comcast Cable Communications, Inc. and its subsidiaries.

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

                                   COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                        FORM 10-Q
                                               QUARTER ENDED JUNE 30, 2000

PART I    FINANCIAL INFORMATION
------    ---------------------

ITEM 1    FINANCIAL STATEMENTS

                                          CONDENSED CONSOLIDATED BALANCE SHEET
                                          ------------------------------------
                                                       (Unaudited)


                                                                               (Dollars in millions, except share data)
                                                                                       June 30,     December 31,
                                                                                         2000           1999
                                                                                      ----------     ----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................           $40.5          $61.0
   Investments..................................................................            53.2            0.4
   Cash held by an affiliate....................................................                           34.0
   Accounts receivable, less allowance for doubtful accounts of $24.8 and $31.2.            96.4          128.4
   Deferred income tax benefit, due from affiliate..............................            24.5
   Other current assets.........................................................            25.1           29.7
                                                                                      ----------     ----------
       Total current assets.....................................................           239.7          253.5
                                                                                      ----------     ----------
INVESTMENTS.....................................................................            27.9          119.4
                                                                                      ----------     ----------
PROPERTY AND EQUIPMENT..........................................................         3,751.9        4,354.0
   Accumulated depreciation.....................................................        (1,445.4)      (1,477.4)
                                                                                      ----------     ----------
   Property and equipment, net..................................................         2,306.5        2,876.6
                                                                                      ----------     ----------
DEFERRED CHARGES................................................................         6,829.7        9,010.0
   Accumulated amortization.....................................................        (2,018.8)      (2,291.7)
                                                                                      ----------     ----------
   Deferred charges, net........................................................         4,810.9        6,718.3
                                                                                      ----------     ----------
                                                                                        $7,385.0       $9,967.8
                                                                                      ==========     ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................          $291.8         $461.2
   Accrued interest.............................................................            32.1           62.6
   Current portion of long-term debt............................................             0.1          202.6
   Due to affiliates............................................................           125.1          160.2
                                                                                      ----------     ----------
       Total current liabilities................................................           449.1          886.6
                                                                                      ----------     ----------
LONG-TERM DEBT, less current portion............................................         3,062.9        4,735.3
                                                                                      ----------     ----------
MINORITY INTEREST AND OTHER.....................................................           127.4          237.3
                                                                                      ----------     ----------
DUE TO AFFILIATE................................................................                          664.2
                                                                                      ----------     ----------
DEFERRED INCOME TAXES, due to affiliate.........................................         1,553.4        1,635.6
                                                                                      ----------     ----------
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDER'S EQUITY
   Common stock, $1 par value - authorized and issued, 1,000 shares.............
   Additional capital...........................................................         5,460.5        4,931.4
   Accumulated deficit..........................................................        (3,245.5)      (3,150.1)
   Accumulated other comprehensive (loss) income................................           (22.8)          27.5
                                                                                      ----------     ----------

       Total stockholder's equity...............................................         2,192.2        1,808.8
                                                                                      ----------     ----------
                                                                                        $7,385.0       $9,967.8
                                                                                      ==========     ==========

See notes to condensed consolidated financial statements.

                                 COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                      FORM 10-Q
                                             QUARTER ENDED JUNE 30, 2000
                       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                       ----------------------------------------------------------------------
                                                     (Unaudited)



                                                                             (Dollars in millions)
                                                                 Six Months Ended            Three Months Ended
                                                                     June 30,                     June 30,
                                                                2000          1999           2000           1999
                                                             ----------    ----------     ----------     ----------
SERVICE INCOME............................................     $1,436.5      $1,353.7         $685.3         $748.9
                                                             ----------    ----------     ----------     ----------

COSTS AND EXPENSES
   Operating..............................................        647.4         596.0          313.8          324.5
   Selling, general and administrative....................        324.2         311.6          152.8          173.3
   Depreciation and amortization..........................        465.9         454.7          216.7          260.5
                                                             ----------    ----------     ----------     ----------
                                                                1,437.5       1,362.3          683.3          758.3
                                                             ----------    ----------     ----------     ----------

OPERATING (LOSS) INCOME...................................         (1.0)         (8.6)           2.0           (9.4)

OTHER (INCOME) EXPENSE
   Interest expense.......................................        140.6         159.0           58.9           93.3
   Interest expense on notes payable to affiliates........                        3.6                           1.7
   Investment (income) expense and other, net.............        (33.6)          6.4            1.7            7.1
                                                             ----------    ----------     ----------     ----------
                                                                  107.0         169.0           60.6          102.1
                                                             ----------    ----------     ----------     ----------

LOSS BEFORE INCOME TAX AND MINORITY INTEREST..............       (108.0)       (177.6)         (58.6)        (111.5)

INCOME TAX BENEFIT........................................        (12.6)        (29.8)         (13.5)         (11.3)
                                                             ----------    ----------     ----------     ----------

LOSS BEFORE MINORITY INTEREST.............................        (95.4)       (147.8)         (45.1)        (100.2)

MINORITY INTEREST.........................................                      (57.7)                        (48.9)
                                                             ----------    ----------     ----------     ----------

NET LOSS..................................................        (95.4)        (90.1)         (45.1)         (51.3)

ACCUMULATED DEFICIT
   Beginning of period....................................     (3,150.1)     (2,896.4)      (3,200.4)      (2,935.2)
                                                             ----------    ----------     ----------     ----------

   End of period..........................................    ($3,245.5)    ($2,986.5)     ($3,245.5)     ($2,986.5)
                                                             ==========    ==========     ==========     ==========


See notes to condensed consolidated financial statements.

                                 COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                      FORM 10-Q
                                             QUARTER ENDED JUNE 30, 2000
                                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   ----------------------------------------------
                                                     (Unaudited)


                                                                                           (Dollars in millions)
                                                                                         Six Months Ended June 30,
                                                                                          2000              1999
                                                                                        ---------         ---------
OPERATING ACTIVITIES
   Net loss.........................................................................       ($95.4)           ($90.1)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization..................................................        465.9             454.7
     Non-cash interest expense......................................................          0.3               0.4
     Non-cash interest expense on notes payable to affiliates.......................                            3.3
     Deferred expenses charged by an affiliate......................................                           74.8
     Gains on investments, net......................................................        (33.0)
     Minority interest..............................................................                          (57.7)
     Deferred income tax benefit, due to affiliate..................................         (9.1)            (43.7)
     Other..........................................................................         (2.9)              2.5
                                                                                        ---------         ---------
                                                                                            325.8             344.2
     Changes in working capital accounts............................................        (21.0)            (95.2)
                                                                                        ---------         ---------
           Net cash provided by operating activities................................        304.8             249.0
                                                                                        ---------         ---------

FINANCING ACTIVITIES
   Proceeds from borrowings.........................................................                          125.8
   Repayments of long-term debt.....................................................       (200.3)
   Repayment of notes payable to affiliates.........................................                          (45.0)
   Capital contributions from Parent................................................        331.0
   Net transactions with affiliates.................................................        124.2              60.2
   Deferred financing costs.........................................................                           (0.2)
                                                                                        ---------         ---------
           Net cash provided by financing activities................................        254.9             140.8
                                                                                        ---------         ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...............................................       (234.9)             (2.3)
   Capital expenditures.............................................................       (300.5)           (290.0)
   Decrease in cash held by an affiliate............................................         34.0              50.6
   Additions to deferred charges and other..........................................        (78.8)            (92.4)
                                                                                        ---------         ---------
           Net cash used in investing activities....................................       (580.2)           (334.1)
                                                                                        ---------         ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....................................        (20.5)             55.7

CASH AND CASH EQUIVALENTS, beginning of period......................................         61.0              34.5
                                                                                        ---------         ---------

CASH AND CASH EQUIVALENTS, end of period............................................        $40.5             $90.2
                                                                                        =========         =========

See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1999 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 2000 and 1999, and the condensed consolidated statement of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Comcast Cable Communications, Inc. (the "Company"), a wholly owned subsidiary of Comcast Corporation ("Comcast"), and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2000 and for all periods presented have been made.

     See Notes 3 and 7 for a description and the effects of the exchange of the Company's interest in Jones Intercable, Inc. ("Jones Intercable") for shares of Comcast Class A Special Common Stock in March 2000.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the periods ended June 30, 2000 are not necessarily indicative of operating results for the full year.

     Reorganization
     On August 1, 2000, two wholly owned subsidiaries of Comcast, Comcast LCI Holdings, Inc. and Comcast JOIN Holdings, Inc. were merged into the Company (the "Reorganization"). Comcast LCI Holdings, Inc. (and its subsidiaries) owned cable systems and was acquired by Comcast in January 2000. Comcast JOIN Holdings, Inc. (and its subsidiaries) ("JOIN Holdings") owned cable systems and was acquired by Comcast in April 1999 and March 2000. The Reorganization will be accounted for at Comcast's historical cost in a manner similar to a pooling of interests. Accordingly, effective August 1, 2000, the Company's condensed consolidated financial statements will include the accounts of the merged subsidiaries since the dates of their acquisition by Comcast (see Note 3).

     Reclassifications
     Certain reclassifications have been made to the prior years' condensed consolidated financial statements to conform to those classifications used in 2000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     SFAS No. 133, as Amended
     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999 and June 2000, the FASB issued SFAS No. 137 and SFAS No. 138 which deferred the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000 and which addressed a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133, respectively. The Company is continuing to evaluate the impact the adoption of SFAS No. 133, as amended, will have on its financial position and results of operations.

     SAB No. 101, as Amended
     In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles to selected revenue recognition issues. In March 2000 and June 2000, the staff of the SEC amended SAB No. 101 to delay the required implementation date of SAB No. 101 to the fourth quarter of fiscal years beginning after

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     December 15, 1999. While the Company is continuing to evaluate the impact the adoption of SAB No. 101, as amended, will have on its results of operations, the Company does not expect such impact to be material.

     Comprehensive Loss
     Total comprehensive loss for the six months ended June 30, 2000 and 1999 and for the three months ended June 30, 2000 and 1999 was $145.7 million, $89.9 million, $72.2 million and $51.1 million, respectively. Total comprehensive loss includes net loss and unrealized gains (losses) on marketable securities for the periods presented.

3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Acquisition of CalPERS' Interest in Jointly Owned Cable Properties
     In February 2000, the Company acquired the California Public Employees Retirement System's ("CalPERS") 45% interest in Comcast MHCP Holdings, L.L.C. ("Comcast MHCP"), formerly a 55% owned consolidated subsidiary of the Company which serves approximately 642,000 cable subscribers in Michigan, New Jersey and Florida. As a result, the Company now owns 100% of Comcast MHCP. The consideration was $750.0 million in cash and was funded with the proceeds from a capital contribution from Comcast. The acquisition was accounted for under the purchase method of accounting. The Company adjusted the purchase price allocation related to the acquisition during the second quarter of 2000.

     Exchange of Jones Intercable, Inc. Common Stock
     In April 1999, Comcast acquired a controlling interest in Jones Intercable, a cable communications company serving approximately 1.1 million subscribers, for aggregate consideration of $706.3 million in cash. Also on that date, Comcast contributed its shares in Jones Intercable to the Company. The acquisition was accounted for under the purchase method of accounting. As such, the operating results of Jones Intercable have been included in the Company's condensed consolidated statement of operations and accumulated deficit from the acquisition date through February 2000 (see below). In June 1999, Comcast purchased an additional 1.0 million shares of Jones Intercable Class A Common Stock for $50.0 million in cash in a private transaction and contributed such shares to the Company.

     In March 2000, the Jones Intercable shareholders approved a merger agreement pursuant to which the Jones Intercable shareholders, including the Company, received 1.4 shares of Comcast's Class A Special Common Stock in exchange for each share of Jones Intercable Class A Common Stock and Common Stock, and Jones Intercable was merged with and into JOIN Holdings, with JOIN Holdings as the successor to Jones Intercable. In connection with the closing of the merger, the Company exchanged its 39.6% interest in Jones Intercable for approximately 23.3 million shares of Comcast Class A Special Common Stock. As such, effective March 2000, the results of Jones Intercable are no longer included in the Company's condensed consolidated financial statements (see Note 1). The Company's service income for the six months ended June 30, 2000 includes $92.2 million of Jones Intercable service income for January and February 2000. As the consideration received for the Company's interest in Jones Intercable was shares of Comcast Class A Special Common Stock, the exchange had no significant impact on the Company's condensed consolidated statement of cash flows during the six months ended June 30, 2000 (see Note 7).

     In May 2000, the Company sold its interest in its wholly owned subsidiary which held the Comcast Class A Special Common Stock to a wholly owned subsidiary of Comcast in consideration for amounts due to affiliates totaling $758.1 million related to management fees and programming charges (see Note 6). The Company did not record any gain or loss on the transaction as it was between subsidiaries under the common control of Comcast.

     Time Warner Agreement
     In November 1999, Comcast entered into an agreement to exchange certain of the Company's cable communications systems with Time Warner Cable, a division of Time Warner Entertainment Company, LP. On July 1, 2000, the agreement expired with a closing not having occurred.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Prime Communications Agreement
     In December 1998, Comcast agreed to invest in Prime Communications LLC ("Prime"), a cable communications company serving approximately 430,000 subscribers. Pursuant to the terms of this agreement, in December 1998 Comcast acquired from Prime a $50.0 million 12.75% subordinated note due 2008 issued by Prime. In July 1999, Comcast made a loan to Prime in the form of a $733.5 million 6% ten year note, convertible into 90% of the equity of Prime. Since that time, Comcast made an additional $50.0 million in loans to Prime (on the same terms as the original loan). On August 1, 2000, the note was converted and the owners of Prime sold their remaining 10% equity interest in Prime to Comcast for approximately $87.7 million. As a result, Comcast owned 100% of Prime. Upon closing, the Company repaid $535.1 million of Prime's debt with proceeds from borrowings under existing credit facilities. Comcast contributed its interest in Prime to the Company in August 2000.

4.   INVESTMENTS

     Gains on Exchanges of Fair Value Method Investments
     During the six months ended June 30, 2000, in connection with the merger of certain publicly traded companies held by the Company accounted for as investments available for sale, the Company recognized a pre-tax gain of $33.0 million, representing the difference between the fair value of the securities received by the Company and the Company's cost basis in the securities exchanged. Such gain was recorded as a reclassification from accumulated other comprehensive income to investment income.

5.   LONG-TERM DEBT

     Interest Rates
     As of June 30, 2000 and December 31, 1999, the Company's effective weighted average interest rate on its long-term debt outstanding was 7.67% and 7.56%, respectively.

     Lines of Credit
     As of June 30, 2000, certain subsidiaries of the Company had unused lines of credit of $782.7 million, $182.7 million of which is restricted by the covenants of the related debt agreements (see Note 3).

6.   RELATED PARTY TRANSACTIONS

     Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the six months ended June 30, 2000 and 1999 and for the three months ended June 30, 2000 and 1999, the Company's service income includes $4.6 million, $4.7 million, $2.2 million and $2.1 million, respectively, relating to QVC.

     Comcast, through management agreements, manages the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast will supervise the management and operations of the cable systems and arrange for and supervise certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $83.0 million, $75.4 million, $41.1 million and $41.9 million during the six months ended June 30, 2000 and 1999 and during the three months ended June 30, 2000 and 1999, respectively. These management fees are included in selling, general and administrative expenses in the Company's condensed consolidated statement of operations and accumulated deficit.

     On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charges each of the Company's subsidiaries for programming on a basis which generally approximates the amount each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     power of Comcast's consolidated operations. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are included in operating expenses in the Company's condensed consolidated statement of operations and accumulated deficit. The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $538.1 million, $467.5 million, $268.4 million and $245.6 million, including $445.8 million, $401.2 million, $219.9 million and $211.4 million of Programming Charges, during the six months ended June 30, 2000 and 1999 and during the three months ended June 30, 2000 and 1999, respectively. The Programming Charges include $63.6 million, $41.2 million, $29.7 million and $22.5 million during the six months ended June 30, 2000 and 1999 and during the three months ended June 30, 2000 and 1999, respectively, relating to programming purchased by the Company, through Comcast, from suppliers in which Comcast holds an equity interest.

     The Company has entered into a custodial account arrangement with Comcast Financial Agency Corporation ("CFAC"), a wholly owned subsidiary of Comcast, under which CFAC provides cash management services to the Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. As of December 31, 1999, $34.0 million of the Company's cash was held by CFAC. This amount has been classified as cash held by an affiliate in the Company's condensed consolidated balance sheet. As of June 30, 2000, current due to affiliates in the Company's condensed consolidated balance sheet includes $32.5 million of amounts due to CFAC. During the six months ended June 30, 2000 and 1999 and during the three months ended June 30, 2000 and 1999, the Company recognized investment income of $2.5 million, $0.8 million, $0.6 million and $0.5 million, respectively, on cash held by CFAC.

     Current due to affiliates in the Company's condensed consolidated balance sheet includes amounts due to Comcast and its affiliates under the cost-sharing arrangements described above, amounts payable to Comcast and its affiliates as reimbursement for payments made, in the ordinary course of business, by such affiliates on behalf of the Company and amounts due to CFAC (as of June 30, 2000).

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     In March 2000, the Company exchanged its 39.6% interest in Jones Intercable for approximately 23.3 million shares of Comcast Class A Special Common Stock (see Note 3). The exchange has been recorded at the cost basis of the Company's 39.6% interest in Jones Intercable as follows (in millions):


           Current assets.....................................      ($38.4)
           Investments........................................       (57.1)
           Property, plant & equipment........................      (575.9)
           Deferred charges...................................    (2,102.4)
           Current liabilities................................       213.2
           Long-term debt.....................................     1,674.9
           Deferred incomes taxes and other...................       325.7
                                                                ----------
                    Net assets exchanged......................     ($560.0)
                                                                ==========

     In May 2000, the Company sold its wholly owned subsidiary which held the approximate 23.3 million shares of Comcast Class A Special Common Stock in consideration for certain amounts due to affiliates totaling $758.1 million, including amounts due related to previously deferred management fees and Programming Charges (see Notes 3 and 6). The transaction had no significant impact on the Company's condensed consolidated statement of cash flows during the six months ended June 30, 2000 due to its noncash nature.

     The Company made cash payments for interest on its long-term debt of $139.7 million, $138.5 million, $107.1 million and $127.1 million during the six months ended June 30, 2000 and 1999 and during the three months ended June 30, 2000 and 1999, respectively. The Company made cash payments for interest on the notes payable to affiliates of $0.3 million and $0.1 million during the six and three months June 30, 1999, respectively.

     The Company made cash payments for state income taxes of $4.3 million during the six and three months ended June 30, 2000, and $3.4 million and $3.3 million during the six and three months ended June 30, 1999, respectively.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to Securities and Exchange Commission General Instruction H to Form 10-Q, except as noted below.

Results of Operations

     Our summarized consolidated financial information for the six and three months ended June 30, 2000 and 1999 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):


                                                                    Six Months Ended
                                                                        June 30,          Increase / (Decrease)
                                                                    2000        1999          $           %
                                                                  ---------   ---------   ---------    --------
Service income..................................................   $1,436.5    $1,353.7       $82.8         6.1%
Operating, selling, general and administrative expenses.........      971.6       907.6        64.0         7.1
                                                                  ---------   ---------
Operating income before depreciation and amortization (1).......      464.9       446.1        18.8         4.2
Depreciation and amortization...................................      465.9       454.7        11.2         2.5
                                                                  ---------   ---------
Operating loss..................................................       (1.0)       (8.6)       (7.6)      (88.4)
                                                                  ---------   ---------
Interest expense................................................      140.6       159.0       (18.4)      (11.6)
Interest expense on notes payable to affiliates.................                    3.6        (3.6)         NM
Investment (income) expense and other, net......................      (33.6)        6.4       (40.0)         NM
Income tax benefit..............................................      (12.6)      (29.8)      (17.2)      (57.7)
Minority interest...............................................                  (57.7)      (57.7)         NM
                                                                  ---------   ---------   ---------    --------
Net loss........................................................     ($95.4)     ($90.1)       $5.3         5.9%
                                                                  =========   =========   =========    ========

                                                                   Three Months Ended
                                                                        June 30,          Increase / (Decrease)
                                                                    2000        1999          $           %
                                                                  ---------   ---------   ---------    --------
Service income..................................................     $685.3      $748.9      ($63.6)       (8.5%)
Operating, selling, general and administrative expenses.........      466.6       497.8       (31.2)       (6.3)
                                                                  ---------   ---------
Operating income before depreciation and amortization (1).......      218.7       251.1       (32.4)      (12.9)
Depreciation and amortization...................................      216.7       260.5       (43.8)      (16.8)
                                                                  ---------   ---------
Operating income (loss).........................................        2.0        (9.4)       11.4          NM
                                                                  ---------   ---------
Interest expense................................................       58.9        93.3       (34.4)      (36.9)
Interest expense on notes payable to affiliates.................                    1.7        (1.7)         NM
Investment expense and other, net...............................        1.7         7.1        (5.4)      (76.1)
Income tax benefit..............................................      (13.5)      (11.3)        2.2        19.5
Minority interest...............................................                  (48.9)      (48.9)         NM
                                                                  ---------   ---------   ---------    --------
Net loss........................................................     ($45.1)     ($51.3)      ($6.2)      (12.1%)
                                                                  =========   =========   =========    ========

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000


     In April 1999, Comcast Corporation ("Comcast") acquired a controlling interest in Jones Intercable, Inc. ("Jones Intercable") and contributed its interest in Jones Intercable to us. The acquisition was accounted for under the purchase method of accounting. As such, the operating results of Jones Intercable were included in our condensed consolidated statement of operations and accumulated deficit from the acquisition date. In March 2000, the Jones Intercable shareholders approved a merger agreement pursuant to which Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast ("JOIN Holdings"), with JOIN Holdings as the successor to Jones Intercable. In connection with the closing of the merger, we exchanged our ownership interest in Jones Intercable for approximately 23.3 million shares of Comcast Class A Special Common Stock. As such, effective March 2000, the results of Jones Intercable are no longer included in our condensed consolidated statement of operations and accumulated deficit.

     On August 1, 2000, two wholly owned subsidiaries of Comcast, Comcast LCI Holdings Inc. and JOIN Holdings were merged into us (the "Reorganization"). Comcast LCI Holdings, Inc. (and its subsidiaries) owned cable systems and was acquired by Comcast in January 2000. The Reorganization will be accounted for at Comcast's historical costs in a manner similar to a pooling of interests.
Accordingly, effective August 1, 2000, our condensed consolidated financial statements will include the accounts of the merged subsidiaries since the dates of their acquisition by Comcast.

     See Notes 1, 3 and 7 to our condensed consolidated financial statements included in Item 1.

     As a result of Comcast's contribution of Jones Intercable to us in April 1999 and the exchange of our interest in Jones Intercable for shares of Comcast Class A Special Common Stock in March 2000, our condensed consolidated statement of operations and accumulated deficit for the six months ended June 30, 2000 and for the six and three months ended June 30, 1999 includes the results of Jones Intercable for January and February 2000 and for April, May and June 1999, respectively.

     The increases in service income, operating, selling, general and administrative expenses, depreciation expense and amortization expense for the six months ended June 30, 2000 as compared to the prior year period are primarily attributable to the effects of growth in our historical operations and to our acquisitions of cable communications systems. The decrease in interest expense for the six months ended June 30, 2000 as compared to the prior year period is primarily attributable to the effects of Jones Intercable (three months of interest expense in the 1999 period versus two months of interest expense in the 2000 period) and to the effects of lower outstanding debt balances in the 2000 period as a result of repayments on certain subsidiary credit facilities.

     The decreases in service income, operating, selling, general and administrative expenses, depreciation expense, amortization expense and interest expense for the three months ended June 30, 2000 as compared to the prior year period are primarily attributable to Jones Intercable (whose results are included in our consolidated results for three months ended June 30, 1999 but whose results are excluded from our consolidated results for three months ended June 30, 2000), offset in part by the effects of our acquisitions of other cable communications systems.

Service Income

     Of the respective $82.8 million increase and $63.6 million decrease for the six and three month periods from 1999 to 2000, ($38.4) million and ($130.6) million are due to Jones Intercable, $7.1 million and $7.1 million are due to the effects of our acquisitions of cable communications systems and $114.1 million and $59.9 million are due to growth in our historical operations. Of the respective $114.1 million and $59.9 million increases related to our historical operations, $49.1 million and $24.8 million are due principally to subscriber growth in digital cable and cable modem Internet access service, $13.3 million and $6.3 million are due to subscriber growth in analog cable service, $35.3 million and $17.1 million are related to changes in rates, $9.9 million and $5.1 million are attributable to growth in cable advertising sales, $0.3 million and $4.5 million are related to increases in pay per view revenue as a result of more events during the six and three months ended June 30, 2000, and $6.2 million and $2.1 million are due to other service offerings.

Operating, Selling, General and Administrative Expenses

     See Note 6 to our condensed  consolidated  financial statements included in
Item 1.

     Of the respective $64.0 million increase and $31.2 million decrease for the six and three month periods from 1999 to 2000, ($35.9) million and ($95.1) million are due to Jones Intercable, $5.6 million and $5.6 million are due to the effects of our acquisitions of cable communications

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000


systems and $94.3 million and $58.3 million are due to growth in our historical operations. Of the respective $94.3 million and $58.3 million increases related to our historical operations, $45.0 million and $31.0 million are due to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, $25.7 million and $11.7 million are due principally to subscriber growth in cable modem Internet access service, $24.7 million and $14.0 million result from increases in labor costs and other volume related expenses, and ($1.1) million and $1.6 million relate to changes in pay per view programming costs during the six and three months ended June 30, 2000.

Interest Expense

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

Interest Expense on Notes Payable to Affiliates

     The respective $3.6 million and $1.7 million decreases for the six and three month periods from 1999 to 2000 are due to the repayment of our notes payable to affiliates in the fourth quarter of 1999.

Investment (Income) Expense and Other, Net

     During the six months ended June 30, 2000, in connection with the merger of certain publicly traded companies held by us and accounted for as investments available for sale, we recognized a pre-tax gain of $33.0 million, representing the difference between the fair value of the securities received by us and our basis in the securities exchanged. This gain was recorded as a reclassification from accumulated other comprehensive income to investment income.

     Other expense for the six and three months ended June 30, 1999 is primarily the result of the effects of Comcast's contribution of Jones Intercable to us in April 1999.

Income Tax Benefit

     The respective $17.2 million decrease and $2.2 million increase for the six and three month periods from 1999 to 2000 are primarily the result of the effects of the decrease in our loss before income tax and minority interest and the increase in our valuation allowance.

Minority Interest

     The respective $57.7 million and $48.9 million decreases for the six and three month periods from 1999 to 2000 are primarily due to the effects of Comcast's contribution of Jones Intercable to us in April 1999 and to the effects of our acquisition of the minority interest of Comcast MHCP Holdings, L.L.C. in February 2000.

     We believe that our operations are not materially affected by inflation.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000


PART II   OTHER INFORMATION
-------   -----------------

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

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

         27.1     Financial Data Schedule.

     (b) Reports on Form 8-K:

         None.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              COMCAST CABLE COMMUNICATIONS, INC.






                                              /s/ LAWRENCE J. SALVA
                                              ----------------------------------
                                              Lawrence J. Salva
                                              Senior Vice President
                                              (Principal Accounting Officer)




Date: August 11, 2000