Form 10-Q
period 2000-09-30
COMCAST CABLE COMMUNICATIONS INC
filed 2000-11-14
CIK 1040573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                               SEPTEMBER 30, 2000
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

                 1500 Market Street, Philadelphia, PA 19102-2148
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

           Yes  X                                   No
              -----                                    -----

                           --------------------------

As of September 30, 2000, there were 1,000 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------

PART I    FINANCIAL INFORMATION

          ITEM 1    Financial Statements

                    Condensed Consolidated Balance Sheet as of
                    September 30, 2000 and December 31, 1999 (Unaudited).......2

                    Condensed Consolidated Statement of Operations and Accumulated Deficit for the Nine and Three Months Ended
                    September 30, 2000 and 1999 (Unaudited)....................3

                    Condensed Consolidated Statement of Cash Flows for
                    the Nine Months Ended September 30, 2000 and 1999
                    (Unaudited)................................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)......................5 - 10

          ITEM 2    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................11 - 13

PART II   OTHER INFORMATION

          ITEM 1    Legal Proceedings.........................................14

          ITEM 6    Exhibits and Reports on Form 8-K..........................14

          SIGNATURE...........................................................15

                       -----------------------------------

      This Quarterly Report on Form 10-Q is for the three months ended September 30, 2000. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast Cable," the "Company," "we," "us" and "our" refer to Comcast Cable Communications, Inc. and its subsidiaries.

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

Factors Affecting Future Operations

      We have acquired and we anticipate acquiring cable communications systems in new communities in which we do not have established relationships with the franchising authority, community leaders and cable subscribers. Further, a substantial number of new employees are being and must continue to be integrated into our business practices and operations. Our results of operations may be significantly affected by our ability to efficiently and effectively manage these changes.

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

PART I    FINANCIAL INFORMATION
------    ---------------------

ITEM 1    FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                   (Unaudited)

                                                                                       (Dollars in millions, except share data)
                                                                                           September 30,       December 31,
                                                                                               2000                1999
                                                                                            -----------          ---------
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents...........................................................          $108.3              $61.0
   Investments.........................................................................           146.3                0.4
   Cash held by an affiliate...........................................................                               34.0
   Accounts receivable, less allowance for doubtful accounts of $44.5 and $31.2........           227.7              128.4
   Deferred income tax benefit, due from affiliate.....................................            16.9
   Due from affiliates.................................................................            47.9
   Other current assets................................................................            43.3               29.7
                                                                                            -----------          ---------
        Total current assets...........................................................           590.4              253.5
                                                                                            -----------          ---------
INVESTMENTS............................................................................           602.7              119.4
                                                                                            -----------          ---------
PROPERTY AND EQUIPMENT.................................................................         5,896.3            4,354.0
   Accumulated depreciation............................................................        (1,609.8)          (1,477.4)
                                                                                            -----------          ---------
   Property and equipment, net.........................................................         4,286.5            2,876.6
                                                                                            -----------          ---------
DEFERRED CHARGES.......................................................................        20,554.2            9,010.0
   Accumulated amortization............................................................        (2,930.9)          (2,291.7)
                                                                                            -----------          ---------
   Deferred charges, net...............................................................        17,623.3            6,718.3
                                                                                            -----------          ---------
                                                                                              $23,102.9           $9,967.8
                                                                                            ===========          =========
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses...............................................          $842.6             $461.2
   Accrued interest....................................................................           142.9               62.6
   Current portion of long-term debt...................................................         1,009.9              202.6
   Due to affiliates...................................................................                              160.2
                                                                                            -----------          ---------
        Total current liabilities......................................................         1,995.4              886.6
                                                                                            -----------          ---------
LONG-TERM DEBT, less current portion...................................................         5,859.7            4,735.3
                                                                                            -----------          ---------
MINORITY INTEREST AND OTHER............................................................           160.8              237.3
                                                                                            -----------          ---------
DUE TO AFFILIATE.......................................................................                              664.2
                                                                                            -----------          ---------
DEFERRED INCOME TAXES, due to affiliate................................................         4,230.6            1,635.6
                                                                                            -----------          ---------
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDER'S EQUITY
   Common stock, $1 par value - authorized and issued, 1,000 shares....................
   Additional capital..................................................................        14,693.1            4,931.4
   Accumulated deficit.................................................................        (3,785.5)          (3,150.1)
   Accumulated other comprehensive (loss) income.......................................           (51.2)              27.5
                                                                                            -----------          ---------

        Total stockholder's equity.....................................................        10,856.4            1,808.8
                                                                                            -----------          ---------
                                                                                              $23,102.9           $9,967.8
                                                                                            ===========          =========

See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
     ----------------------------------------------------------------------
                                   (Unaudited)

                                                                                          (Dollars in millions)
                                                                          Nine Months Ended              Three Months Ended
                                                                            September 30,                  September 30,
                                                                         2000           1999            2000           1999
                                                                      ----------     -----------     ----------     -----------
SERVICE INCOME.......................................................   $2,922.7        $2,115.9       $1,013.4          $762.3
                                                                      ----------     -----------     ----------     -----------

COSTS AND EXPENSES
   Operating.........................................................    1,232.9           918.7          387.3           322.8
   Selling, general and administrative...............................      647.1           488.8          202.9           177.2
   Depreciation and amortization.....................................    1,549.5           718.9          564.5           264.2
                                                                      ----------     -----------     ----------     -----------
                                                                         3,429.5         2,126.4        1,154.7           764.2
                                                                      ----------     -----------     ----------     -----------

OPERATING LOSS.......................................................     (506.8)          (10.5)        (141.3)           (1.9)

OTHER (INCOME) EXPENSE
   Interest expense..................................................      370.6           254.7          129.7            95.7
   Interest expense on notes payable to affiliates...................                        5.2                            1.6
   Investment (income) expense and other, net........................      (27.8)            0.5            3.8            (3.4)
   Equity in net losses (income) of affiliates.......................       14.1             1.5            6.6            (1.0)
                                                                      ----------     -----------     ----------     -----------
                                                                           356.9           261.9          140.1            92.9
                                                                      ----------     -----------     ----------     -----------

LOSS BEFORE INCOME TAX (BENEFIT) EXPENSE
   AND MINORITY INTEREST.............................................     (863.7)         (272.4)        (281.4)          (94.8)

INCOME TAX (BENEFIT) EXPENSE.........................................     (234.4)          (18.8)         (77.0)           11.0
                                                                      ----------     -----------     ----------     -----------

LOSS BEFORE MINORITY INTEREST........................................     (629.3)         (253.6)        (204.4)         (105.8)

MINORITY INTEREST....................................................                      (82.6)                         (24.9)
                                                                      ----------     -----------     ----------     -----------

LOSS BEFORE EXTRAORDINARY ITEMS......................................     (629.3)         (171.0)        (204.4)          (80.9)

EXTRAORDINARY ITEMS..................................................       (6.1)                          (1.0)
                                                                      ----------     -----------     ----------     -----------

NET LOSS.............................................................     (635.4)         (171.0)        (205.4)          (80.9)

ACCUMULATED DEFICIT
   Beginning of period...............................................   (3,150.1)       (2,896.4)      (3,580.1)       (2,986.5)
                                                                      ----------     -----------     ----------     -----------

   End of period.....................................................  ($3,785.5)      ($3,067.4)     ($3,785.5)      ($3,067.4)
                                                                      ==========     ===========     ==========     ===========

See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                   (Unaudited)

                                                                                                  (Dollars in millions)
                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                2000                 1999
                                                                                             -----------          ----------
OPERATING ACTIVITIES
   Net loss..............................................................................        ($635.4)            ($171.0)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
      Depreciation and amortization......................................................        1,549.5               718.9
      Non-cash interest (income) expense.................................................           (1.4)                0.6
      Non-cash interest expense on notes payable to affiliates...........................                                5.0
      Deferred expenses charged by an affiliate..........................................           95.9               106.8
      Equity in net losses (income) of affiliates........................................           14.1                 1.5
      Gain on sales of investments, net..................................................          (31.1)               (0.5)
      Minority interest..................................................................                              (82.6)
      Extraordinary items................................................................            6.1
      Deferred income tax benefit, due to affiliate and other............................         (226.2)              (29.4)
                                                                                             -----------          ----------
                                                                                                   771.5               549.3
      Changes in working capital accounts................................................          121.8                (9.2)
                                                                                             -----------          ----------
             Net cash provided by operating activities...................................          893.3               540.1
                                                                                             -----------          ----------

FINANCING ACTIVITIES
   Proceeds from borrowings..............................................................        3,030.9               146.5
   Retirements and repayments of long-term debt..........................................       (3,167.9)               (1.0)
   Proceeds from notes payable to affiliates.............................................                               40.3
   Repayment of notes payable to affiliates..............................................                              (45.0)
   Capital contributions from Parent.....................................................          331.0
   Net transactions with affiliates......................................................           17.2                 4.6
   Deferred financing costs and other....................................................          (34.4)                8.1
                                                                                             -----------          ----------
             Net cash provided by financing activities...................................          176.8               153.5
                                                                                             -----------          ----------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired....................................................          (81.5)              (41.8)
   Capital expenditures..................................................................         (822.7)             (471.4)
   Decrease (increase) in cash held by an affiliate......................................           34.0               (87.6)
   Additions to deferred charges and other...............................................         (152.6)             (105.4)
                                                                                             -----------          ----------
             Net cash used in investing activities.......................................       (1,022.8)             (706.2)
                                                                                             -----------          ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................................           47.3               (12.6)

CASH AND CASH EQUIVALENTS, beginning of period...........................................           61.0                34.5
                                                                                             -----------          ----------

CASH AND CASH EQUIVALENTS, end of period.................................................         $108.3               $21.9
                                                                                             ===========          ==========

See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Basis of Presentation
      The condensed consolidated balance sheet as of December 31, 1999 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statement of operations and accumulated deficit for the nine and three months ended September 30, 2000 and 1999, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Comcast Cable Communications, Inc. (the "Company"), an indirect wholly owned subsidiary of Comcast Corporation ("Comcast"), and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2000 and for all periods presented have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the periods ended September 30, 2000 are not necessarily indicative of operating results for the full year.

      Reorganization
      On August 1, 2000, two wholly owned subsidiaries of Comcast, Comcast LCI Holdings, Inc. (successor by merger to Lenfest Communications, Inc.) and Comcast JOIN Holdings, Inc. (successor by merger to Jones Intercable,
      Inc.) were merged into the Company (the "Reorganization"). Comcast LCI Holdings, Inc. (and its subsidiaries) ("LCI Holdings") owned cable systems and was acquired by Comcast in January 2000. Comcast JOIN Holdings, Inc. (and its subsidiaries) ("JOIN Holdings") owned cable systems and was acquired by Comcast in April 1999 and March 2000. The Reorganization was accounted for at Comcast's historical cost in a manner similar to a pooling of interests. Accordingly, the accompanying condensed consolidated financial statements include the accounts of the merged subsidiaries since the dates of their acquisition by Comcast (see Note 3). The Reorganization had no significant impact on the Company's condensed consolidated statement of cash flows during the nine months ended September 30, 2000 due to its noncash nature (see Note 7).

      Reclassifications
      Certain reclassifications have been made to the prior years' condensed consolidated financial statements to conform to those classifications used in 2000.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      SFAS No. 133, as Amended
     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999 and June 2000, the FASB issued SFAS No. 137 and SFAS No. 138 which deferred the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000 and which addressed certain issues causing implementation difficulties for entities that apply SFAS No. 133, respectively.

      As of September 30, 2000, the Company has entered into certain transactions which may be accounted for as derivatives upon adoption of SFAS No. 133, as amended, including interest rate exchange agreements and equity warrant agreements. The Company will adopt SFAS No. 133, as amended, on January 1, 2001. The transition adjustment upon adoption will be recorded to the Company's consolidated statement of operations as a cumulative effect of change in accounting principle, net of tax. Subsequent changes in the fair value of the Company's

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

      derivatives will be recorded either through accumulated other comprehensive income or through the Company's consolidated statement of operations based upon the Company's designation of the derivative and the Company's hedging strategy. The Company, while continuing to evaluate the impact the adoption of SFAS No. 133, as amended, will have on its financial position and results of operations, is currently unable to estimate such impact due to the uncertainty of the derivatives that will be held by the Company as of December 31, 2000 and their respective fair values at that time.

      SAB No. 101, as Amended
      In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles to selected revenue recognition issues. In March 2000 and June 2000, the staff of the SEC amended SAB No. 101 to delay the required implementation date of SAB No. 101 to the fourth quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB No. 101, as amended, on October 1, 2000. The adoption of SAB No. 101, as amended, has not and is not expected to have a material impact on the Company's results of operations.

      Comprehensive Loss
      Total comprehensive loss for the nine months ended September 30, 2000 and 1999 and for the three months ended September 30, 2000 and 1999 was $714.1 million, $173.1 million, $211.3 million and $83.2 million, respectively. Total comprehensive loss includes net loss and unrealized gains (losses) on marketable securities for the periods presented.

3.    ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

      Acquisition of Lenfest Communications, Inc.
      In January 2000, Comcast acquired Lenfest Communications, Inc. ("Lenfest"), a cable communications company serving subscribers primarily in the Philadelphia area from AT&T Corp. ("AT&T") and the other Lenfest stockholders for approximately 121.4 million shares of Comcast's Class A Special Common Stock, subject to adjustment, with a value of $6.077 billion (the "Lenfest Acquisition"). In connection with the Lenfest Acquisition, Comcast assumed approximately $1.326 billion of debt. Immediately upon closing of the Lenfest Acquisition, Lenfest was merged with and into LCI Holdings with LCI Holdings as the successor to Lenfest. On August 1, 2000, LCI Holdings was merged into the Company (see Note 1).

      Acquisition of CalPERS' Interest in Jointly Owned Cable Properties
      In February 2000, the Company acquired the California Public Employees Retirement System's ("CalPERS") 45% interest in Comcast MHCP Holdings, L.L.C. ("Comcast MHCP"), formerly a 55% owned consolidated subsidiary of the Company which serves subscribers in Michigan, New Jersey and Florida. As a result, the Company now owns 100% of Comcast MHCP. The consideration was $750.0 million in cash and was funded with the proceeds from a capital contribution from Comcast.

      Acquisition of Jones Intercable, Inc.
      In April 1999, Comcast acquired a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), a cable communications company, for aggregate consideration of $706.3 million in cash. Also on that date, Comcast contributed its shares in Jones Intercable to the Company. In June 1999, Comcast purchased an additional 1.0 million shares of Jones Intercable Class A Common Stock for $50.0 million in cash in a private transaction and contributed such shares to the Company. The acquisitions were accounted for under the purchase method of accounting.

      In March 2000, the Jones Intercable shareholders approved a merger agreement pursuant to which the Jones Intercable shareholders, including the Company, received 1.4 shares of Comcast's Class A Special Common Stock in exchange for each share of Jones Intercable Class A Common Stock and Common Stock, and Jones Intercable was merged with and into JOIN Holdings, with JOIN Holdings as the successor to Jones Intercable. In connection with the closing of the merger, the Company exchanged its 39.6% interest in Jones Intercable for approximately 23.3 million shares of Comcast Class A Special Common Stock. As the consideration received for the Company's

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

      interest in Jones Intercable was shares of Comcast Class A Special Common Stock, the exchange had no significant impact on the Company's condensed consolidated statement of cash flows during the nine months ended September 30, 2000 (see Note 7).

      In May 2000, the Company sold its interest in its wholly owned subsidiary which held the Comcast Class A Special Common Stock to a wholly owned subsidiary of Comcast in consideration for amounts due to affiliates totaling $758.1 million related to management fees and programming charges (see Note 6). The Company did not record any gain or loss on the transaction as it was between subsidiaries under the common control of Comcast. On August 1, 2000, JOIN Holdings was merged into the Company (see
      Note 1).

      Acquisition of Prime Communications LLC
      In December 1998, Comcast agreed to invest in Prime Communications LLC ("Prime"), a cable communications company. Pursuant to the terms of this agreement, in December 1998 Comcast acquired from Prime a $50.0 million 12.75% subordinated note due 2008 issued by Prime. In July 1999, Comcast made a loan to Prime in the form of a $733.5 million 6% ten year note, convertible into 90% of the equity of Prime. Since that time, Comcast made an additional $70.0 million in loans to Prime (on the same terms as the original loan). On August 1, 2000, the note, plus accrued interest of $51.7 million on the note and the loans, was converted and the owners of Prime sold their remaining 10% equity interest in Prime to Comcast for $87.7 million. As a result, Comcast owned 100% of Prime and assumed management control of Prime's operations (the "Prime Acquisition"). Upon closing, Comcast immediately contributed Prime to the Company. Comcast's contribution of Prime to the Company had no significant impact on the Company's condensed consolidated statement of cash flows during the nine months ended September 30, 2000 due to its noncash nature (see Note 7). The Company assumed and repaid $532.0 million of Prime's debt with proceeds from borrowings under existing credit facilities.

      The acquisitions completed by Comcast and by the Company during the nine months ended September 30, 2000 were accounted for under the purchase method of accounting. As such, the operating results of the acquired systems have been included in the Company's condensed consolidated statement of operations and accumulated deficit from the acquisition date. The Company adjusted the purchase price allocation related to the Company's acquisitions of CalPERS' interest in Comcast MHCP and of the public shareholders' interest in Jones Intercable during the second quarter of 2000. The allocation of the purchase price for the acquisitions completed during the nine months ended September 30, 2000 is preliminary pending completion of final appraisals.

      Unaudited Pro Forma Information
      The following unaudited pro forma information for the nine months ended September 30, 2000 and 1999 has been presented as if the acquisitions by Comcast of Jones Intercable, Lenfest and Prime occurred on January 1, 1999. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Jones Intercable, Lenfest and Prime since January 1, 1999.


                                                      (Amounts in millions)
                                                       Nine Months Ended
                                                         September 30,
                                                     2000             1999
                                                  -----------     ------------

          Revenues...............................  $3,057.6         $2,799.5
          Net loss...............................   ($721.1)         ($643.3)

      AT&T Agreement
      As of August 11, 2000, Comcast and the Company entered into a revised agreement with AT&T to exchange various cable communications systems. Under the terms of the agreement, the Company will receive cable communications systems serving approximately 770,000 subscribers. In exchange, AT&T will receive systems that the Company currently owns serving approximately 670,000 subscribers. At closing, the Company will pay AT&T an equalizing payment of approximately $12 million, reflecting the agreed upon difference in fair value of the

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

      AT&T cable communications systems and the Company's cable communications systems to be exchanged (subject to adjustment based on the actual number of net subscribers acquired and the per subscriber price of certain subscribers). The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the fourth quarter of 2000 or the first quarter of 2001.

4.    INVESTMENTS

      Comcast Cablevision of Garden State, L.P.
      As a result of the LCI Holdings merger into the Company (see Notes 1 and 3), the Company indirectly owns a 10% general partnership interest and a 40% limited partnership interest in Comcast Cablevision of Garden State, L.P. ("Garden State Cable"), a cable communications company serving subscribers in New Jersey. The Company accounts for its interest in Garden State Cable under the equity method. Comcast indirectly owns the remaining 50% of Garden State Cable. As of September 30, 2000, the Company's investment in Garden State Cable was $531.6 million.

      Gains on Exchanges of Fair Value Method Investments
      During the nine months ended September 30, 2000, in connection with the merger of certain publicly traded companies held by the Company accounted for as investments available for sale, the Company recognized a pre-tax gain of $33.0 million, representing the difference between the fair value of the securities received by the Company and the Company's cost basis in the securities exchanged. Such gain was recorded as a reclassification from accumulated other comprehensive income to investment income.

      AT&T
      As of September 30, 2000 and December 31, 1999, the Company holds approximately 260,000 shares of AT&T common stock. As of September 30, 2000 and December 31, 1999, the Company has recorded its investment in AT&T, classified as available for sale, at its fair value of $7.6 million and $13.2 million, respectively.

      As of August 11, 2000, Comcast and the Company entered into another agreement with AT&T to acquire cable communications systems serving up to 700,000 subscribers from AT&T in exchange for AT&T common stock that Comcast and the Company currently own or may acquire, in a transaction intended to qualify as tax-free to Comcast, the Company and to AT&T. Pursuant to the agreement, the agreed upon value of the cable communications systems to be acquired by Comcast and the Company from AT&T is up to $3.2 billion (subject to adjustment based on the actual number of subscribers acquired). Also pursuant to the agreement, approximately 39.6 million shares of the AT&T common stock currently owned by Comcast will be valued at $54.41 per share in the exchange. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the first or second quarter of 2001.

5.    LONG-TERM DEBT

      Refinancing
      In August 2000, subsequent to the Reorganization, the Company repaid and retired all amounts outstanding under the existing bank credit facilities of its cable communications subsidiaries and certain of Comcast's other cable communications subsidiaries, totaling approximately $2.4 billion, with the proceeds from a new senior bank credit facility and new commercial paper program. The Company's new senior bank credit facility consists of a $2.25 billion, five-year revolving senior credit facility and a $2.25 billion, 364-day revolving credit facility. The 364-day revolving credit facility supports the Company's new commercial paper program. The Company borrowed $1.4 billion under the five-year facility and $1.0 billion under the commercial paper program to repay and retire the subsidiaries' credit facilities.

      Debt Assumed
      In connection with the Reorganization and the contribution by Comcast of Prime to the Company (see Notes 1 and 3), the Company assumed aggregate debt of $2.061 billion with interest rates ranging between 6.95% and 10.5%, and maturities between 2001 and 2008.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

      Extraordinary Items
      Extraordinary items during the nine and three months ended September 30, 2000 of $6.1 million and $1.0 million, respectively, consist of unamortized debt issue costs and debt extinguishment costs, net of related tax benefits, expensed principally in connection with the redemption and retirement of certain indebtedness. During the nine and three months ended September 30, 2000, extraordinary items include $3.3 million of gains, net of related tax expense, recognized on the termination of related interest rate exchange agreements.

      Interest Rates
      As of September 30, 2000 and December 31, 1999, the Company's effective weighted average interest rate on its long-term debt outstanding was 7.77% and 7.56%, respectively.

      Lines of Credit
      As of September 30, 2000, the Company had unused lines of credit of $2.079 billion under its new senior bank credit facility.

6.    RELATED PARTY TRANSACTIONS

      Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the nine months ended September 30, 2000 and 1999 and for the three months ended September 30, 2000 and 1999, the Company's service income includes $9.0 million, $7.2 million, $2.1 million and $2.4 million, respectively, relating to QVC.

      Through July 31, 2000, Comcast, through management agreements, managed the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provided that Comcast would supervise the management and operations of the cable systems and arrange for and supervise certain administrative functions. As compensation for such services, the agreements provided for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $145.5 million, $118.4 million, $24.3 million and $43.0 million during the nine months ended September 30, 2000 and 1999 and during the three months ended September 30, 2000 and 1999, respectively. These charges are included in selling, general and administrative expenses in the Company's condensed consolidated statement of operations and accumulated deficit.

      On behalf of the Company, Comcast secured long-term programming contracts that generally provided for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Through July 31, 2000, Comcast charged each of the Company's subsidiaries for programming on a basis which generally approximated the amount each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are included in operating expenses in the Company's condensed consolidated statement of operations and accumulated deficit. The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $984.5 million, $720.0 million, $312.3 million and $252.5 million, including $835.6 million, $612.8 million, $270.7 million and $211.6 million of Programming Charges, during the nine months ended September 30, 2000 and 1999 and during the three months ended September 30, 2000 and 1999, respectively. The Programming Charges include $85.9 million, $59.7 million, $22.2 million and $18.5 million during the nine months ended September 30, 2000 and 1999 and during the three months ended September 30, 2000 and 1999, respectively, relating to programming purchased by the Company, through Comcast, from suppliers in which Comcast holds an equity interest.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

      Effective August 1, 2000, Comcast assigned its intercompany management and programming agreements with the Company's subsidiaries and with certain of Comcast's other cable communications subsidiaries to the Company. As such, effective August 1, 2000, amounts charged by the Company to the Company's subsidiaries for management fees and programming are eliminated in the Company's consolidated financial statements.

      The Company has entered into a custodial account arrangement with Comcast Financial Agency Corporation ("CFAC"), a wholly owned subsidiary of Comcast, under which CFAC provides cash management services to the Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. As of December 31, 1999, $34.0 million of the Company's cash was held by CFAC. This amount has been classified as cash held by an affiliate in the Company's condensed consolidated balance sheet. During the nine months ended September 30, 2000 and 1999 and during the three months ended September 30, 2000 and 1999, the Company recognized investment income of $4.3 million, $1.2 million, $1.8 million and $0.4 million, respectively, on cash held by CFAC.

      As of September 30, 2000, current due from affiliates in the Company's condensed consolidated balance sheet includes amounts due from Comcast and its affiliates, partially offset by amounts due to CFAC. As of December 31, 1999, current due to affiliates in the Company's condensed consolidated balance sheet includes amounts due to Comcast and its affiliates under the cost-sharing arrangements described above, and amounts payable to Comcast and its affiliates as reimbursement for payments made, in the ordinary course of business, by such affiliates on behalf of the Company.

7.    STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

      During the nine months ended September 30, 2000, the Company acquired the assets and liabilities and/or partnership interests of Lenfest, Jones Intercable, Prime and Comcast MHCP, principally through mergers or contributions from Comcast (see Note 3). The fair values of the assets and liabilities acquired by the Company during the nine months ended September 30, 2000 are presented as follows (in millions):


             Current assets.......................................     $195.2
             Investments..........................................      668.0
             Property, plant & equipment..........................    1,043.5
             Deferred charges.....................................   11,708.0
             Current liabilities..................................     (258.5)
             Long-term debt.......................................   (2,061.2)
             Deferred incomes taxes...............................   (2,854.3)
                                                                   ----------
                       Net assets acquired........................   $8,440.7
                                                                   ==========

      The Company made cash payments for interest on its long-term debt of $288.9 million, $180.0 million, $53.8 million and $41.5 million during the nine months ended September 30, 2000 and 1999 and during the three months ended September 30, 2000 and 1999, respectively. The Company made cash payments for interest on the notes payable to affiliates of $0.2 million during the nine months September 30, 1999.

      The Company made cash payments for state income taxes of $5.7 million, $4.8 million, $1.4 million and $1.4 million during the nine months ended September 30, 2000 and 1999 and during the three months ended September 30, 2000 and 1999, respectively.

8.    COMMITMENTS AND CONTINGENCIES

      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information for this item is omitted pursuant to Securities and Exchange Commission General Instruction H to Form 10-Q, except as noted below.

Results of Operations
---------------------

      Our summarized consolidated financial information for the nine and three months ended September 30, 2000 and 1999 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                                 Nine Months Ended
                                                                                   September 30,            Increase / (Decrease)
                                                                                2000          1999            $             %
                                                                              ---------     ---------      --------      --------
Service income..........................................................       $2,922.7      $2,115.9        $806.8          38.1%
Operating, selling, general and administrative expenses.................        1,880.0       1,407.5         472.5          33.6
                                                                              ---------     ---------      --------      --------
Operating income before depreciation and amortization (1)...............        1,042.7         708.4         334.3          47.2
Depreciation and amortization...........................................        1,549.5         718.9         830.6            NM
                                                                              ---------     ---------      --------      --------
Operating loss..........................................................         (506.8)        (10.5)        496.3            NM
                                                                              ---------     ---------      --------      --------
Interest expense........................................................          370.6         254.7         115.9          45.5
Interest expense in notes payable to affiliates.........................                          5.2          (5.2)           NM
Investment (income) expense and other, net..............................          (27.8)          0.5         (28.3)           NM
Equity in net losses of affiliates......................................           14.1           1.5          12.6            NM
Income tax benefit......................................................         (234.4)        (18.8)        215.6            NM
Minority interest.......................................................                        (82.6)        (82.6)           NM
                                                                              ---------     ---------      --------      --------
Loss before extraordinary items.........................................        ($629.3)      ($171.0)       $458.3            NM
                                                                              =========     =========      ========      ========

                                                                                Three Months Ended
                                                                                   September 30,           Increase / (Decrease)
                                                                                2000          1999            $             %
                                                                              ---------     ---------      --------      --------
Service income..........................................................       $1,013.4        $762.3        $251.1          32.9%
Operating, selling, general and administrative expenses.................          590.2         500.0          90.2          18.0
                                                                              ---------     ---------      --------      --------
Operating income before depreciation and amortization (1)...............          423.2         262.3         160.9          61.3
Depreciation and amortization...........................................          564.5         264.2         300.3            NM
                                                                              ---------     ---------      --------      --------
Operating loss..........................................................         (141.3)         (1.9)        139.4            NM
                                                                              ---------     ---------      --------      --------
Interest expense........................................................          129.7          95.7          34.0          35.5
Interest expense on notes payable to affiliates.........................                          1.6          (1.6)           NM
Investment expense (income) and other, net..............................            3.8          (3.4)          7.2            NM
Equity in net losses (income) of affiliates.............................            6.6          (1.0)          7.6            NM
Income tax (benefit) expense............................................          (77.0)         11.0         (88.0)           NM
Minority interest.......................................................                        (24.9)        (24.9)           NM
                                                                              ---------     ---------      --------      --------
Loss before extraordinary items.........................................        ($204.4)       ($80.9)       $123.5            NM
                                                                              =========     =========      ========      ========

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

     On August 1, 2000, two wholly owned subsidiaries of Comcast Corporation ("Comcast"), Comcast LCI Holdings, Inc. ("LCI Holdings") and Comcast JOIN Holdings, Inc. ("JOIN Holdings") were merged into us (the "Reorganization"). JOIN Holdings owned cable systems and was acquired by Comcast in April 1999 and March 2000. LCI Holdings owned cable systems and was acquired by Comcast in January 2000. The Reorganization was accounted for at Comcast's historical costs in a manner similar to a pooling of interests. Accordingly, our condensed consolidated financial statements include the accounts of the merged subsidiaries since the dates of their acquisition by Comcast.

     On August 1, 2000, Comcast acquired Prime Communications, LLC ("Prime"). Upon closing, Comcast immediately contributed Prime to the Company (the "Prime Contribution"). The acquisition was accounted for under the purchase method of accounting. As such, the operating results of Prime have been included in the Company's condensed consolidated statement of operations and accumulated deficit from the acquisition date.

     See Notes 1 and 3 to our condensed consolidated financial statements included in Item 1.

     The effects of the Reorganization and the Prime Contribution were to increase our revenues and expenses, resulting in increases in our operating income before depreciation and amortization. The increases in our property and equipment, deferred charges and long-term debt (see Note 7 to our condensed consolidated financial statements included in Item 1) and the corresponding increases in depreciation expense, amortization expense and interest expense for the nine and three month periods from 1999 to 2000 are primarily due to the effects of the Reorganization and the Prime Contribution, as well as our increased levels of capital expenditures.

Service Income

     Of the respective $806.8 million and $251.1 million increases for the nine and three month periods from 1999 to 2000, $648.4 million and $203.9 million are due to the effects of our acquisitions of cable communications systems and $158.4 million and $47.2 million are due to growth in our historical operations. Of the respective $158.4 million and $47.2 million increases related to our historical operations, $66.5 million and $19.3 million are due principally to subscriber growth in digital cable and cable modem Internet access service, $17.5 million and $4.6 million are due to subscriber growth in analog cable service, $60.2 million and $19.3 million are related to changes in rates, $14.8 million and $4.9 million are attributable to growth in cable advertising sales and ($0.4) million and ($0.7) million are related to decreases in pay per view revenue as a result of fewer events.

Operating, Selling, General and Administrative Expenses

     See Note 6 to our condensed  consolidated  financial statements included in
Item 1.

     Of the respective $472.5 million and $90.2 million increases for the nine and three month periods from 1999 to 2000, $351.2 million and $106.9 million are due to the effects of our acquisitions of cable communications systems, $120.4 million and $35.2 million are due to growth in our historical operations and $0.9 million and ($51.9) million are due to Comcast's assignment of its intercompany management and programming contracts to us (see Note 6 to our condensed consolidated financial statements included in Item 1). Of the respective $120.4 million and $35.2 million increases related to our historical operations, $48.4 million and $16.4 million are due to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, $33.4 million and $9.4 million are due principally to subscriber growth in cable modem Internet access service, and $38.6 million and $9.4 million result from increases in labor costs and other volume related expenses.

Interest Expense

     The $115.9 million and $34.0 million increases in interest expense for the nine and three month periods from 1999 to 2000 are primarily due to the effects of the merger of LCI Holdings and JOIN Holdings into us offset, in part, by the effects of our repayments and retirement of debt.

     We anticipate that, for the foreseeable future, interest expense will be a significant cost to us and will have a significant adverse effect on our ability to realize net earnings. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

Equity in Net Losses (Income) of Affiliates

     As a result of the merger of LCI Holdings into us, we indirectly own a 10% general partnership interest and a 40% limited partnership interest in Comcast Cablevision of Garden State, L.P. ("Garden State Cable"), a cable

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

communications company serving subscribers in New Jersey. We account for our interest in Garden State Cable under the equity method. Comcast indirectly owns the remaining 50% of Garden State Cable.

Investment (Income) Expense and Other, Net

     During the nine months ended September 30, 2000, in connection with the merger of certain publicly traded companies held by us and accounted for as investments available for sale, we recognized a pre-tax gain of $33.0 million, representing the difference between the fair value of the securities received by us and our basis in the securities exchanged. This gain was recorded as a reclassification from accumulated other comprehensive income to investment income.

Income Tax Benefit

     The respective $215.6 million and $88.0 million increases for the nine and three month periods from 1999 to 2000 are primarily the result of the effects of the increase in our loss before income tax (benefit) expense and minority interest, and to the increase in our valuation allowance.

Minority Interest

     The respective $82.6 million and $24.9 million decreases for the nine and three month periods from 1999 to 2000 are primarily due to the effects of Comcast's contribution of Jones Intercable to us in April 1999 and to the effects of our acquisition of the minority interest of Comcast MHCP Holdings, L.L.C. in February 2000.

     We believe that our operations are not materially affected by inflation.

Anticipated Transactions

     Comcast intends to contribute its 50% interest in Garden State Cable to us and merge its subsidiary, Comcast Cablevision of Philadelphia Area I, Inc.
("Greater Philadelphia") with and into us (together, the "Anticipated Transactions"). The Anticipated Transactions are expected to close by December 31, 2000, subject to receipt of regulatory approvals. Garden State Cable will be a consolidated subsidiary of ours upon Comcast's contribution of its 50% interest in Garden State Cable to us. Greater Philadelphia was acquired by Comcast on June 30, 1999 for approximately 8.5 million shares of Comcast Class A Special Common Stock with a value of $291.7 million. Upon closing, the Anticipated Transactions will be accounted for at Comcast's historical cost, in a manner similar to a pooling of interests and our consolidated financial statements will include the results of Garden State Cable and Greater Philadelphia since the dates of their acquisition by Comcast.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000


PART II.  OTHER INFORMATION
--------  -----------------

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          10.1 Agreement and Plan of Merger, dated as of July 28, 2000, by and among Comcast Cable Communications, Inc., Comcast LCI Holdings, Inc., formerly a wholly owned subsidiary of Comcast Corporation ("Comcast") and Comcast JOIN Holdings, Inc., formerly a wholly owned subsidiary of Comcast (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 27, 2000).

          10.2 Asset Exchange Agreement, dated as of August 11, 2000, among AT&T Corp. and Comcast Corporation (incorporated by reference to
                Exhibit 10.1 to the Comcast Corporation Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000).

          10.3 Agreement and Plan of Reorganization, dated as of August 11, 2000, among Comcast Corporation, Comcast Cable Communications, Inc., Comcast CCCI II, LLC, Comcast Teleport, Inc., Comcast Heritage, Inc., Comcast Communications Properties, Inc., and AT&T Corp. (incorporated by reference to Exhibit 10.2 to the Comcast Corporation Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000).

          10.4 Five-Year Revolving Credit Agreement, dated as of August 24, 2000, among Comcast Cable Communications, Inc. and the Financial Institutions Party Hereto, Banc of America Securities LLC and Chase Securities Inc., as Joint Lead Arrangers and Joint Book Managers, BNY Capital Markets, Inc. and Salomon Smith Barney Inc., as Co-Arrangers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuing Lender, Chase Securities Inc., as Syndication Agent and Citibank, N.A. and The Bank of New York, as Co-Documentation Agents.

          10.5 364-Day Revolving Credit Agreement, dated as of August 24, 2000, among Comcast Cable Communications, Inc. and the Financial Institutions Party Hereto, Banc of America Securities LLC and Chase Securities Inc., as Joint Lead Arrangers and Joint Book Managers, BNY Capital Markets, Inc. and Salomon Smith Barney Inc., as Co-Arrangers, Bank of America, N.A., as Administrative Agent, Chase Securities Inc., as Syndication Agent and Citibank, N.A. and The Bank of New York, as Co- Documentation Agents.

          27.1  Financial Data Schedule.

     (b)  Reports on Form 8-K:

          We filed a Current Report on Form 8-K under Item 5 and Item 7 on September 27, 2000 which included our Unaudited Pro Forma Condensed Consolidated Financial Statements giving effect to the merger of Comcast LCI Holdings, Inc. and Comcast JOIN Holdings, Inc. into us and the pending contribution to us of Comcast's 50% interest in Comcast Cablevision of Garden State, LP, and the merger of Comcast Cablevision of Philadelphia Area I, Inc. into us.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              COMCAST CABLE COMMUNICATIONS, INC.
                                              ------------------------------






                                              /s/ LAWRENCE J. SALVA
                                              ------------------------------
                                              Lawrence J. Salva
                                              Senior Vice President
                                              (Principal Accounting Officer)




Date: November 14, 2000