Form 10-K
period 2000-12-31
COMCAST CABLE COMMUNICATIONS INC
filed 2001-03-16
CIK 1040573

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

                                DECEMBER 31, 2000

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                        Commission file number 333-30745

                       COMCAST CABLE COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                         23-2175755
    (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                       Identification No.)

  1500 Market Street, Philadelphia, PA                         19102-2148
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (215) 665-1700
                        --------------------------------

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

As of December 31, 2000, there were 138.89 shares of Common Stock outstanding.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                           --------------------------

================================================================================

                       COMCAST CABLE COMMUNICATIONS, INC.
                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
                                     PART I
Item 1   Business.............................................................1
Item 2   Properties..........................................................13
Item 3   Legal Proceedings...................................................13
Item 4   Submission of Matters to a Vote of Security Holders.................13

                                     PART II
Item 5   Market for the Registrant's Common Equity and
         Related Stockholder Matters.........................................14
Item 6   Selected Financial Data.............................................14
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................15
Item 8   Financial Statements and Supplementary Data.........................20
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................41

                                    PART III
Item 10  Directors and Executive Officers of the Registrant..................41
Item 11  Executive Compensation..............................................41
Item 12  Security Ownership of Certain Beneficial Owners and Management......41
Item 13  Certain Relationships and Related Transactions......................41

                                     PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....42
SIGNATURES...................................................................44


     This Annual Report on Form 10-K is for the year ended December 31, 2000. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "Comcast Cable," "we," "us" and "our" refer to Comcast Cable Communications, Inc. and its subsidiaries.

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

     In addition, our businesses may be affected by, among other things:

     o changes in laws and regulations,
     o changes in the competitive environment,
     o changes in technology,
     o industry consolidation and mergers,
     o franchise related matters,
     o market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,
     o demand for the programming content we distribute, and
     o general economic conditions.

                                     PART I

ITEM 1    BUSINESS

     We are principally engaged in developing, managing and operating broadband communications networks. We are currently the third largest cable communications system operator in the United States and are in the process of deploying digital cable applications and high- speed cable modem service to expand the products available on our cable communications networks.

     We are an indirect wholly owned subsidiary of Comcast Corporation. Our consolidated cable operations served approximately 7.6 million subscribers and passed approximately 12.7 million homes in the United States as of December 31, 2000. We and Comcast have entered into an agreement to acquire, subject to receipt of necessary regulatory and other approvals, up to 700,000 cable subscribers from AT&T Corp. Upon completion of this pending transaction, which is expected to close by the end of the second quarter of 2001 and the merger of Comcast Cablevision of Philadelphia Area I, Inc. with and into us, which is expected to close by the end of the third quarter of 2001, we will serve approximately 8.4 million subscribers.

     We are a Delaware corporation that was organized in 1981. We have our principal executive offices at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148. Our telephone number is (215) 665-1700. We also have a world wide web site at http://www.comcast.com. The information posted on our web site is not incorporated into this Annual Report.

                      GENERAL DEVELOPMENTS OF OUR BUSINESS

     We entered into a number of significant transactions in 2000 which have closed or are expected to close in 2001. We have summarized these transactions below and have more fully described them in Note 3 to our consolidated financial statements in Item 8 of this Annual Report.

Pending Transactions as of December 31, 2000

     Adelphia Cable Systems Exchange

     On January 1, 2001, we and Comcast completed our previously announced cable systems exchange with Adelphia Communications pursuant to which we received cable communications systems serving approximately 460,000 subscribers from Adelphia. In exchange, Adelphia received certain of our cable communications systems serving approximately 440,000 subscribers.

     AT&T Cable Systems Acquisition

     In August 2000, we and Comcast entered into an agreement with AT&T to acquire cable communications systems serving up to 700,000 subscribers from AT&T in exchange for AT&T common stock that we and Comcast currently own or may acquire, in a transaction intended to qualify as tax-free to us, to Comcast and to AT&T. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close by the end of the second quarter 2001.

     Philadelphia Area I Merger

     Comcast intends to merge, subject to receipt of necessary regulatory and other approvals, its subsidiary, Comcast Cablevision of Philadelphia Area I,
Inc. ("Greater Philadelphia"), a cable communications company serving approximately 85,000 subscribers in Philadelphia, Pennsylvania, with and into us. Upon completion of the merger, which is expected to close by the end of the third quarter of 2001, the operating results of Greater Philadelphia will be included in our consolidated financial statements from the June 1999 date of Comcast's acquisition of Greater Philadelphia.

Completed Transactions During 2000

     Acquisition of Lenfest Communications, Inc.

     In January 2000, Comcast acquired Lenfest Communications, Inc., a cable communications company serving approximately 1.1 million subscribers primarily in the Philadelphia area from AT&T and the other Lenfest stockholders for approximately 120.1 million shares of Comcast Class A Special Common Stock with a value of $6.014 billion. In connection with Comcast's acquisition of Lenfest, Comcast assumed approximately $1.326 billion of debt. Immediately upon closing of Comcast's acquisition of Lenfest, Lenfest was merged with and into Comcast's wholly owned subsidiary, Comcast LCI Holdings, Inc., with LCI Holdings as the successor to Lenfest. In August 2000, LCI Holdings was merged with and into us. The operating results of LCI Holdings are included in our consolidated financial statements from the January 2000 date of Comcast's acquisition of Lenfest.

     Acquisition of CalPERS' Interest in Jointly Owned Cable Properties

     In February 2000, we acquired the California Public Employees Retirement System's 45% interest in Comcast MHCP Holdings, L.L.C., formerly a 55% owned consolidated subsidiary of ours, which serves subscribers in Michigan, New Jersey and Florida. As a result, we now own 100% of Comcast MHCP. The consideration was $750.0 million in cash.

     Acquisition of Remaining Interest in Jones Intercable, Inc.

     In April 1999, Comcast acquired a controlling interest in Jones Intercable, Inc. and contributed such interest to us. In March 2000, Comcast acquired from the public shareholders the approximate 60% interest in Jones Intercable not previously held by us for approximately 35.6 million shares of Comcast Class A Special Common Stock with a value of $1.727 billion. Immediately upon closing, Jones Intercable was merged with and into Comcast's wholly owned subsidiary, Comcast JOIN Holdings, Inc., with JOIN Holdings as the successor to Jones Intercable. In August 2000, JOIN Holdings was merged with and into us. The operating results of JOIN Holdings are included in our consolidated financial statements from the April 1999 date of Comcast's acquisition of a controlling interest in Jones Intercable.

     Acquisition of Prime Communications LLC

     In August 2000, we acquired Prime Communications LLC, a cable communications company serving approximately 406,000 subscribers, for cash and through our conversion to equity of previously made loans to Prime that were contributed by Comcast to us. Upon closing of our acquisition of Prime, we assumed and immediately repaid $532.0 million of Prime's debt with proceeds from borrowings under existing credit facilities.

     Consolidation of Comcast Cablevision of Garden State, L.P.

     Comcast Cablevision of Garden State, L.P. , formerly Garden State Cablevision L.P., a cable communications company serving approximately 216,000 subscribers in New Jersey, is a partnership which was owned 50% by Lenfest and 50% by Comcast. As a result of Comcast's contribution of its 50% partnership interest in Garden State Cable to us in December 2000, we now own 100% of Garden State Cable. As such, the operating results of Garden State Cable have been included in our consolidated financial statements from the January 2000 date of Comcast's acquisition of Lenfest.

     AT&T Cable Systems Exchange

     On December 31, 2000, we and Comcast completed our previously announced cable systems exchange with AT&T Corp. pursuant to which we received cable communications systems serving approximately 770,000 subscribers. In exchange, AT&T received certain of our cable communications systems serving approximately 700,000 subscribers.

                           DESCRIPTION OF OUR BUSINESS

     Technology and Capital Improvements

     Our cable communications networks receive signals by means of:
     o special  antennae,
     o microwave relay systems,
     o earth stations, and
     o coaxial and fiber optic cables.

     Products and Services

     We offer a variety of services over our cable communications networks, including traditional analog video and new services such as digital cable and high- speed cable modem service. Available service offerings depend on the bandwidth capacity of the cable communications system. Bandwidth, expressed in megahertz (MHz), is a measure of information-carrying capacity. It is the range of usable frequencies that can be carried by a cable communications system. The greater the bandwidth, the greater the capacity of the system. As of January 31, 2001, approximately 84% of our cable subscribers were served by a system with a capacity of at least 550-MHz and approximately 70% of our cable subscribers were served by a system with a capacity of at least 750-MHz.

     Digital compression technology enables us to substantially increase the number of channels our cable communications systems can carry. Digital compression technology converts up to twelve analog signals into a digital format and compresses such signals into the bandwidth normally occupied by one analog signal. At the home, a set-top video terminal converts the digital signal into analog signals that can be viewed on a normal television set. Digital compression technology enables us to provide a significant number of additional programming choices to our subscribers.

     We are deploying fiber optic cable and upgrading the technical quality of our cable communications networks. As a result, the reliability and capacity of our systems have increased, aiding in the delivery of additional video programming and other services such as enhanced digital video, high-speed cable modem service and, in some areas, telephony.

     We will incur significant capital expenditures in the future for the upgrading and rebuilding of the cable communications systems acquired or to be acquired by us as a result of Comcast's acquisitions of Lenfest Communications and Jones Intercable, the systems exchanges with AT&T and Adelphia, as well as the pending systems acquisition from AT&T.

     Franchises

     Cable communications systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities for varying lengths of time and are subject to federal, state and local legislation and regulation. Our franchises typically provide for periodic payment of fees to franchising authorities of up to 5% of "revenues" (as defined by each franchise agreement). We normally pass those fees on to subscribers. In many cases, we need the consent of the franchising authority to transfer our franchises.

     Although franchises historically have been renewed, renewals may include less favorable terms and conditions. Under existing law, franchises should continue to be renewed for companies that have provided adequate service and have complied generally with franchise terms. The franchising authority may choose to award additional franchises to competing companies at any time. As of January 31, 2001, we served approximately 1,775 franchise areas in the United States.

     Traditional Analog Video Services

     We receive the majority of our revenues from subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers.

     We offer a full range of traditional analog video services. We tailor both our basic channel line-up and our additional channel offerings to each system according to demographics, programming preferences, competition, price sensitivity and local regulation. Our service offerings include the following programming packages:

     o basic programming,

     o expanded basic programming,

     o premium services, and

     o pay-per-view programming.

     All of our video subscribers receive our basic cable service. This service generally consists of national television networks, local broadcast television, locally- originated programming, including governmental and public access, and limited satellite-delivered programming.

     Our expanded basic cable service includes a group of satellite-delivered or non-broadcast channels such as Entertainment and Sports Programming Network
(ESPN), Cable News Network (CNN) and MTV Networks (MTV), in addition to the basic channel line-up.

     For an additional monthly fee, subscribers can also subscribe to our premium services either individually or in packages of several channels. Our premium services generally offer, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features. The charge for premium services depends upon the type and level of service selected by the subscriber. Our premium services may include offerings such as:

     o Home Box Office(R),

     o Cinemax(R),

     o Showtime(R),

     o The Movie Channel(TM),

     o Encore(R), and

     o Starz(R).

     Our pay-per-view service permits our subscribers to order, for a separate fee, individual feature motion pictures and special event programs, such as professional boxing, professional wrestling and concerts on an unedited, commercial-free basis.

     New Service Offerings

     The high bandwidth capacity of our cable communications networks enables us to deliver substantially more channels and/or new and advanced products and services to our subscribers. A variety of emerging technologies and the rapid growth of the Internet have presented us with substantial opportunities to provide new or expanded products and services to our subscribers and to expand our sources of revenue. As a result, we have introduced the following new services for the benefit of both our residential and commercial subscribers:

    o    digital cable television service, and

    o high-speed cable modem service installed in personal computers.

     We have and will continue to upgrade our cable communications systems so that we can provide these and other new services such as video on demand, commonly known as VOD, interactive television and cable telephony more rapidly to our subscribers.

     Digital Cable Service

     We offer digital cable television services to subscribers in substantially all of our cable communi- cations systems.

     Subscribers to our digital cable service may receive a mix of additional television programming, an interactive program guide and multiple channels of digital music. The additional programming falls into four categories:

     o additional expanded basic channels,

     o additional premium channels,

     o "multiplexes" of premium channels to which a subscriber previously subscribed, such as multiple channels of Home Box Office or Showtime, which are varied as to time of broadcast or programming content theme, and

     o additional pay-per-view programming, such as more pay-per-view options and/or frequent showings of the most popular films to provide near video-on-demand.

     Subscribers typically pay us on a monthly basis for digital cable services and generally may discontinue services at any time. Monthly subscription rates vary generally according to the level of service and the number of digital converters selected by the subscriber. We expect that purchases of these services by our subscribers will increase in the future.

     High-Speed Cable Modem Service

     We market Excite@Home's high-speed cable modem services as Comcast@Home in areas served by certain of our cable communications systems. Residential subscribers can connect their personal computers via cable modems to a high-speed national network developed and managed by Excite@Home. Subscribers can then access online information, including the Internet, at faster speeds than that of conventional modems. We also provide businesses with Internet connectivity solutions and networked business applications. We provide national and local content and sell advertising to businesses.

     Other Revenue Sources

     We also generate revenues from advertising sales, installation services, commissions from electronic retailing and other services. We generate revenues from the sale of advertising time to local, regional and national advertisers on non-broadcast channels.

     Sales and Marketing

     Our sales efforts are primarily directed toward generating incremental revenues in our franchise areas and increasing the number of subscribers we serve. We sell our products and services through:

     o telemarketing,

     o direct mail advertising,

     o door-to-door selling,

     o cable television advertising,

     o local media advertising, and

     o retail outlets.

     Programming

     We generally pay a monthly fee per subscriber per channel. Our programming costs are increased by:

     o increases in the number of subscribers,

     o expansion of the number of channels provided to customers, and

     o increases in contract rates from programming suppliers.

     We attempt to secure long-term programming contracts with volume discounts and/or marketing support and incentives from programming suppliers. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal. We have experienced increases in our cost of programming and we anticipate that future contract renewals will result in programming costs that are higher than our costs today, particularly for sports programming.

     We utilize interactive programming guides to provide our subscribers with current programming information, as well as advertising and other content. Comcast recently formed a joint venture with other companies, including various cable companies, to develop additional sources for the interactive guide.

     Customer Service

     We manage most of our cable communications systems in geographic clusters. Clustering improves our ability to sell advertising, enhances our ability to efficiently introduce and market new products, and allows us to more efficiently and effectively provide customer service and support. As part of our clustering strategy, we have consolidated our local customer service operations into large regional call centers. These regional call centers have technologically advanced telephone systems that provide 24-hour per day, 7-day per week call answering capability, telemarketing and other services.

     Our Cable Communications Systems

     The table below summarizes certain subscriber information for our cable communications systems as of December 31 (homes, subscribers and subscriptions in thousands):

                                                  2000(9)     1999(9)      1998       1997       1996
                                                ----------- ----------- ---------- ---------- ----------
Cable
     Homes Passed (1)........................     12,503        9,358     7,382      7,138      6,975
     Subscribers (2).........................      7,522        5,642     4,511      4,366      4,280
     Penetration (3).........................       60.2%        60.3%     61.1%      61.2%      61.4%

Digital Cable
     "Digital Ready" Subscribers (4).........      7,173        4,559     1,570
     Subscriptions (5).......................      1,339          515        78
     Penetration (6).........................       18.7%        11.3%      5.0%

Comcast@Home
     "Modem Ready" Homes Passed (7)..........      6,360        3,259     1,804        866
     Subscribers.............................        400          142        51         10
     "Modem Ready" Penetration (8)...........        6.3%         4.4%      2.8%       1.2%

---------------

(1) A home is "passed" if we can connect it to our distribution system without further extending the transmission lines.
(2) A dwelling with one or more television sets connected to a system counts as one cable subscriber.
(3) Cable penetration means the number of cable subscribers as a percentage of cable homes passed.
(4) A subscriber is "digital ready" if the subscriber is in a market where we have launched our digital cable service.
(5)  Each digital converter box counts as one digital cable subscription.
(6) Digital cable penetration means the number of digital cable subscriptions as a percentage of "digital ready" subscribers. Certain subscribers may have multiple digital cable subscriptions.
(7) A home passed is "modem ready" if we can connect it to our Internet service connection system without further upgrading the transmission lines.
(8) "Modem ready" penetration means the number of Comcast@Home subscribers as a percentage of "modem ready" homes passed.
(9) In April 1999, Comcast acquired and contributed to us its controlling interest in Jones Intercable, Inc. In January 2000, Comcast acquired Lenfest Communications, Inc. and in August 2000 the successor to Lenfest was merged with and into us. In August 2000, we acquired Prime Communications LLC. In 2000, we began consolidating Comcast Cablevision of Garden State, L.P. as a result of Comcast's contribution of its 50% interest in Garden State Cable to us in December 2000. On January 1, 2001 and December 31, 2000, we and Comcast completed our cable systems exchanges with Adelphia Communications and AT&T Corp., respectively. The subscriber information as of December 31, 2000 excludes the effects of our exchanges with Adelphia and AT&T.

                           ---------------------------

     Competition

     Our cable communications systems compete with a number of different sources which provide news, information and entertainment programming to consumers, including:

     o local television broadcast stations that provide off-air programming which can be received using a roof-top antenna and television set,

     o program distributors that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises,

     o satellite master antenna television systems, commonly known as SMATV, which generally serve condominiums, apartment and office complexes and residential developments,

     o other operators who build and operate communi- cations systems in the same communities that we serve,

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

     In order to compete effectively, we strive to provide, at a reasonable price to subscribers:

     o   superior technical performance,

     o   superior customer service,

     o   a greater variety of video programming, and

     o   new products and services.

     Federal law allows local telephone companies to provide, directly to subscribers, a wide variety of services that are competitive with our cable communications services. Some local telephone companies provide or plan to provide video services within and outside their telephone service areas through a variety of methods, including cable networks, satellite program distribution and wireless transmission facilities.

     A local telephone company, Ameritech, and facilities-based competitors such as RCN Corporation and Knology Holdings, Inc., among others, are now offering cable and other communications services in various areas where we hold franchises. We anticipate that facilities- based competitors will develop in other franchise areas that we serve.

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

     In the past few years,  Congress  has enacted  legislation  and the Federal
Communications Commission, commonly known as the FCC, has adopted regulatory policies intended to provide a more favorable operating environment for existing and new technologies that provide, or have the potential to provide, substantial competition to our cable communications systems. These technologies include direct broadcast satellite service, commonly known as DBS, among others. According to recent government and industry reports, conventional, medium and high-power satellites currently provide video programming to over 14.5 million individual households, condominiums, apartment and office complexes in the United States. DBS providers with high-power satellites typically offer to their subscribers more than 300 channels of programming, including programming services substantially similar to those provided by cable communications systems.

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

     Two major companies, DirecTV and Echostar, are currently offering nationwide high-power DBS services. Federal legislation establishes, among other things, a permanent compulsory copyright license that permits satellite carriers to retransmit local broadcast television signals to subscribers who reside inside the local television station's market. These companies are transmitting local broadcast signals in many markets which we serve. As a result, satellite carriers are more competitive to cable communications system operators like us because they offer programming which more closely resembles what we offer. These companies and others are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services with a telephone return path and are beginning to provide true two-way interactivity. We are unable to predict the effects these competitive developments might have on our business and operations.

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

     Many of our cable communications systems are currently offering high-speed cable modem services to subscribers. These systems compete with a number of other companies, many of whom have substantial resources, such as:

     o   existing Internet service providers, commonly known as ISPs,

     o   local telephone companies, and

     o   long distance telephone companies.

     A number of companies, including telephone companies and ISP's, have asked local, state and federal governments to mandate that cable communications systems operators provide capacity on their broadband infrastructure so that these companies and others may deliver high-speed Internet access and interactive television services directly to customers over cable facilities.

     The deployment of Digital Subscriber Line technology, known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. Numerous companies, including telephone companies, have introduced DSL service and certain telephone companies are seeking to provide high-speed broadband services without regard to present service boundaries and other regulatory restrictions. We are unable to predict the likelihood of success of competing online services offered by our competitors or what impact these competitive ventures may have on our business and operations.

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

                           ---------------------------

                           LEGISLATION AND REGULATION

     The Communications Act of 1934, as amended, establishes a national policy to regulate the development and operation of cable communications systems. The Communications Act allocates responsibility for enforcing federal policies among the FCC, state and local governmental authorities. The courts, especially the federal courts, play an important oversight role as these statutory and regulatory provisions are interpreted and enforced by the various federal, state and local governmental units.

     We expect that court actions and regulatory proceedings will continue to refine the rights and obligations of various parties, including the government, under the Communications Act. The results of these judicial and administrative proceedings may materially affect our business operations. In the following paragraphs, we summarize the principal federal laws and regulations materially affecting the growth and operation of the cable communications industry. We also provide a brief description of certain state and local laws applicable to our businesses.
     The Communications Act and FCC Regulations

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

     The Communications Act and the FCC's regulations also:

     o prohibit regulation of rates charged by cable operators for programming offered on a per channel or per program basis, and for multi- channel groups of non-basic programming,

     o require operators to charge uniform rates throughout each franchise area that is not subject to effective competition,

     o prohibit regulation of non-predatory bulk discount rates offered by operators to subscribers in commercial and residential developments, and

     o permit regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

     Content Requirements

     The Communications Act and the FCC's regulations contain broadcast signal carriage requirements that allow certain local commercial television broadcast stations:

     o to elect once every three years to require a cable communications system to carry the station, subject to certain exceptions, or

     o to negotiate with us on the terms by which we carry the station on our cable communications system, commonly called retransmission consent.

     The Communications Act and the FCC's regulations require a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communi- cations Act also gives local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for:

     o all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WGN),

     o   commercial radio stations, and

     o   certain low-power television stations.

     The FCC recently adopted regulations which require us to carry the signals of local digital-only broadcast stations (both commercial and non-commercial) and the digital signals of those local broadcast stations that return their analog spectrum to the government and convert to a digital broadcast format. The FCC's rules give the digital only broadcast stations the discretion to elect whether the operator will carry the station's signal in a digital or converted analog format and to tie the carriage of their digital signals with the carriage of their analog signals as a retransmission consent condition. We are unable to predict the ultimate outcome of this proceeding or the impact any new carriage requirements might have on the operations of our cable systems.

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

     The FCC has concluded that the program access rules do not apply to certain terrestrially-delivered programming, such as Comcast SportsNet, Comcast's 24-hour regional sports programming network which is available to approximately 2.6 million of our subscribers in the Philadelphia area. The FCC decision is currently under appeal.

     The Communications Act contains restrictions on the transmission by cable operators of obscene or indecent programming. The Communications Act requires the cable operator, upon the request of the subscriber, to scramble or otherwise fully block any channel the subscriber does not wish to receive. A three-judge federal district court determined that certain restrictions on channels primarily dedicated to sexually oriented programming were unconstitutional. The United States Supreme Court recently affirmed the lower court's ruling.

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

     Use of Our Cable Systems by The Government and
     Unrelated Third Parties

     The Communications Act allows franchising authorities and unrelated third parties to have access to our cable systems' channel capacity. For example, it:

     o permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming, and

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

     Recently, a number of companies, including telephone companies and ISPs have asked local, state and federal governments to mandate that cable communications systems operators provide capacity on their broadband infrastructure so that these companies and others may deliver high-speed Internet access and interactive television services directly to customers over cable facilities. Some cable operators, including us, have initiated litigation challenging municipal efforts to unilaterally impose so-called "open access" requirements. The few court decisions dealing with this issue have been inconsistent. The FCC recently initiated a regulatory proceeding to consider "open access" and related regulatory issues and, in connection with its review of the recent AOL-Time Warner merger, imposed, together with the Federal Trade Commission, "open access," technical performance and other requirements related to the merged company's Internet and Instant Messaging platforms. Whether the policy framework reflected in these agencies' merger reviews will be imposed on an industry- wide basis is uncertain. We cannot predict the ultimate outcome of this administrative proceeding or the impact of any new access requirements on the operation of our cable systems.

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

         o imposing requirements during the initial cable franchising process or during franchise renewal that require, prohibit or restrict us from providing telecom- munications services,

         o imposing franchise fees on revenues we derive from providing telecommunications services over our cable systems, or

         o restricting our use of any type of subscriber equipment or transmission technology, and

     o limits our payment of franchise fees to the local franchising authority to 5% of our gross revenues derived from providing cable services over our cable system.

     The Communications Act contains procedures designed to protect us against arbitrary denials of the renewal of our franchises, although a franchising authority under various conditions can deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek to impose upon us new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of our cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on us in connection with a request for such consent. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have typically obtained franchise renewals. We believe that we have generally met the terms of our franchise agreements and have provided quality levels of service. We anticipate that our future franchise renewal prospects generally will be favorable.

     Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose certain substantive franchise requirements (e.g. access channels, universal service and other technical requirements). These decisions have been inconsistent and, until the United States Supreme Court rules definitively on the scope of cable operators' constitu- tional and statutory protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

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

     The Communications Act also authorizes the FCC to impose nationwide limits on the number of subscribers under the control of a cable operator and on the number of channels that can be occupied on a cable system by video programmers in which the cable operator has an attributable ownership interest.

A federal appellate court rejected constitutional challenges to the statutory ownership limitations and the United States Supreme Court recently declined to review that case. However, the same federal appellate court in a separate case recently reversed the FCC's adoption of a 30% nationwide subscriber ownership limit, the FCC's limitation on the number of affiliated video programming services carried on an operator's system, and the FCC's modification of certain ownership attribution rules. We are unable to predict the final outcome of this judicial proceeding or of any FCC reconsideration of its ownership rules, or the impact any revised FCC ownership restrictions might have on our business and operations.

     The Communications Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same market. While the FCC has eliminated its regulations which precluded the cross-ownership of a national broadcasting network and a cable system, it has retained other regulations which prohibit the common ownership of other broadcasting interests and cable systems in the same geographical areas.

     The 1996 amendments to the Communications Act made far-reaching changes in the relationship between local telephone companies and cable service providers. These amendments:

     o eliminated federal legal barriers to competition in the local telephone and cable communications businesses, including allowing local telephone companies to offer video services in their local telephone service areas,

     o preempted state and local laws and regulations which impose barriers to telecommunications competition,

     o   set  basic  standards  for  relationships  between   telecommunications
         providers, and

     o generally limited acquisitions and prohibited certain joint ventures between local telephone companies and cable operators in the same market.

     Local telephone companies may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised "open video systems," subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. A federal appellate court overturned various parts of the FCC's open video rules, including the FCC's preemption of local franchising requirements for open video operators. The FCC has modified its open video rules to comply with the federal court decision. We are unable to predict the impact these rule modifications may have on our business and operations.

     Pole Attachment Regulation

     The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities demonstrate to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC's original rate formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by cable operators providing only cable services. The FCC also adopted a second rate formula that became effective in February 2001 and governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

     Any resulting increase in attachment rates due to the FCC's new rate formula will be phased in over a five-year period in equal annual increments, beginning in February 2001. Several parties have requested the FCC to reconsider its new regulations and several parties challenged the new rules in court. A federal appellate court upheld the constitutionality of the new statutory provision which requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. However, the same court determined in a separate case that the FCC did not have authority to regulate the rates, terms and conditions of cable operators' pole attachments that are simultaneously used to provide high-speed Internet access and cable services. Based upon this decision, a number of companies that control utility poles in areas served by us have already announced and unilaterally implemented significant changes in contract terms and increases in the rates charged for cable pole attachments. We have joined in several complaints filed at the FCC by various state cable associations challenging certain utilities' rate increases and the unilateral imposition of new contract terms. Although the adverse appellate court decision has been stayed pending review by the United States Supreme Court, if the decision is not reversed, the contract terms imposed by utilities on cable operators for pole attachments will likely be more onerous. We are unable to predict the outcome of the legal challenge to the FCC's new regulations or the ultimate impact any revised FCC rate formula, any new pole attachment rate regulations or any elimination or modification of the FCC's regulatory authority might have on our business and operations.

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

     Our cable communications systems often utilize music in the programs we provide to subscribers including local advertising, local origination programming and pay-per-view events. The right to use this music is controlled by music performing rights organizations who negotiate on behalf of their members for license fees covering each performance. The cable industry and one of these organizations have agreed upon a standard licensing agreement covering the performance of music contained in programs originated by cable operators and in pay-per-view events. Negotiations on a similar licensing agreement are in process with another music performing rights organization. Rate courts established by a federal court exist to determine appropriate copyright coverage and payments in the event the parties fail to reach a negotiated settlement. We are unable to predict the outcome of these proceedings or the amount of any license fees we may be required to pay for the use of music. We do not believe that the amount of such fees will be significant to our financial position, results of operations or liquidity.

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

                                    EMPLOYEES

     As of December 31, 2000, we had approximately 18,000 employees. We believe that our relationships with our employees are good.


ITEM 2 PROPERTIES

     A central receiving apparatus, distribution cables, servers, analog and digital converters, cable modems, customer service call centers and local business offices are the principal physical assets of a cable communications system. We own or lease the receiving and distribution equipment of each system and own or lease parcels of real property for the receiving sites, customer service call centers and local business offices. In order to keep pace with technological advances, we are maintaining, periodically upgrading and rebuilding the physical components of our cable communications systems.

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

Holders
All of our shares of common stock, $1.00 par value, are owned either directly or indirectly by Comcast Corporation.

Dividends
None.

ITEM 6 SELECTED FINANCIAL DATA

Information for this item is omitted pursuant to SEC General Instruction I to Form 10-K.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to SEC General Instruction I to Form 10-K, except as noted below.

     We  are  an  indirect  wholly  owned  subsidiary  of  Comcast   Corporation
("Comcast").

     In August 2000, two wholly owned subsidiaries of Comcast, Comcast LCI Holdings, Inc. ("LCI Holdings") and Comcast JOIN Holdings, Inc. ("JOIN
Holdings") were merged into us (the "Reorganization"). Jones Intercable, Inc. ("Jones Intercable"), the predecessor to JOIN Holdings, owned cable systems and was acquired by Comcast in April 1999 and March 2000. Lenfest Communications, Inc. ("Lenfest"), the predecessor to LCI Holdings, owned cable systems and was acquired by Comcast in January 2000. The Reorganization was accounted for at Comcast's historical cost in a manner similar to a pooling of interests. Accordingly, our consolidated financial statements include the accounts of the merged subsidiaries since the dates of their acquisition by Comcast.

     In August 2000, Comcast contributed a note, convertible into 90% of the equity of Prime Communications LLC ("Prime"), loans and related accrued interest which was due to Comcast from Prime, and cash to us (the "Prime Contribution"). Immediately thereafter, we converted the note, plus accrued interest on the note and the loans to equity and the owners of Prime sold their remaining 10% equity interest in Prime to us for $87.7 million (the "Prime Acquisition"). The Prime Acquisition was funded with the proceeds from a capital contribution from Comcast and was accounted for under the purchase method of accounting. As such, the operating results of Prime have been included in our consolidated statement of operations from the date of the Prime Acquisition.

     In December 2000, Comcast contributed its 50% interest in Comcast Cablevision of Garden State, L.P. ("Garden State Cable") (formerly Garden State Cablevision L.P.) to us. Garden State Cable is a partnership which was owned 50% by Lenfest and 50% by Comcast. As a result of Comcast's acquisition of Lenfest and Comcast's contribution of its 50% interest in Garden State Cable (the "Garden State Contribution"), we now own 100% of Garden State Cable. The Garden State Cable Contribution was accounted for at Comcast's historical cost in a manner similar to a pooling of interests. Accordingly, our consolidated financial statements include the accounts of Garden State Cable from the January 2000 date of Comcast's acquisition of Lenfest.

     See Notes 2 and 3 to our consolidated financial statements included in Item 8.

Liquidity and Capital Resources

     Financing

     See Note 5 to our consolidated financial statements included in Item 8.

     The $1.776 billion increase in our long-term debt, including current portion, results principally from the $2.146 billion of aggregate debt that we assumed in connection with the Reorganization, the Prime Contribution and the Garden State Contribution (see Notes 3 and 5 to our consolidated financial statements included in Item 8) and $369.2 million of retirements and repayments, net of borrowings.

     As of December 31, 2000 and 1999, our long-term debt, including current portion, was $6.714 billion and $4.938 billion, respectively. Excluding the effects of interest rate risk management instruments, 36.5% and 34.3% of our long-term debt as of December 31, 2000 and 1999, respectively, was at variable rates.

     In December 2000, Comcast contributed to us $196.7 million principal amount of our 10 1/2% senior subordinated notes due 2006 which were held by Comcast. As such, amounts outstanding as of December 31, 2000 have been treated as effectively retired.

     In December 2000, Comcast issued $1.285 billion principal amount at maturity of Zero Coupon Convertible Debentures due 2020 (the "Zero Coupon Debentures") for proceeds of $1.002 billion. Comcast advanced substantially all of the net proceeds from the offering to us in order to repay a portion of the amounts outstanding under our commercial paper program and bank credit facility. As such, in addition to our outstanding long term debt, we had an aggregate of $860.1 million of notes payable to Comcast and Comcast's subsidiaries as of December 31, 2000 (see Note 6 to our consolidated financial statements included in Item 8).

     In January 2001, we sold an aggregate of $1.5 billion of public debt consisting of $500.0 million of 6.375% Senior Notes due 2006 and $1.0 billion of 6.75% Senior Notes due 2011. In January 2001, Comcast issued $192.8 million principal amount at maturity of Zero Coupon Convertible Debentures. We and Comcast used substantially all of the net proceeds from the offerings to repay a portion of the amounts outstanding under our commercial paper program and bank credit facility. After giving effect to these subsequent transactions, and excluding the effects of interest rate risk management instruments, 12.2% of our long-term debt was at variable rates.

     Interest Rate Risk Management

     We are exposed to the market risk of adverse changes in interest rates. To manage the volatility relating to these exposures, we maintain a mix of fixed and variable rate debt and enter into various derivative transactions pursuant to our policies. Positions are monitored using techniques including market value and sensitivity analyses. We do not hold or issue any derivative financial instruments for trading purposes and are not a party to leveraged instruments. The credit risks associated with our derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

     Using interest rate exchange agreements ("Swaps"), we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements ("Caps") are used to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. Interest rate collar agreements ("Collars") limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

     The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2000 (dollars in millions):

                                                          Expected Maturity Date
                              -----------------------------------------------------------------------------
                                                                                                                Fair
                                                                                                              Value at
                                2001       2002       2003       2004       2005     Thereafter     Total     12/31/00
                              ---------  ---------  ---------  ---------  ---------  -----------  ---------  ----------
Debt
Fixed Rate....................    $3.3     $203.0       $0.6     $300.5     $697.0     $3,061.4   $4,265.8    $4,423.7
   Average Interest Rate......     9.7%       9.6%       8.2%       8.1%       8.3%         7.9%       8.1%

Variable Rate.................                                            $2,448.5                $2,448.5    $2,448.5
   Average Interest Rate......                                                 6.8%                    6.8%

Interest Rate Instruments
Fixed to Variable Swaps.......                                   $300.0                  $150.0     $450.0        $3.2
   Average Pay Rate...........                                      7.5%                    7.9%       7.7%
   Average Receive Rate.......                                      8.1%                    8.3%       8.2%

     The notional amounts of interest rate instruments, as presented in the table above are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 2000, plus the borrowing margin in effect for each credit facility at December 31, 2000. Average receive rates on the Variable to Fixed Swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 2000. While Swaps, Caps and Collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 2000, 1999 and 1998 was not significant.

Results of Operations

     The effects of the Reorganization, the Prime Contribution and the Garden State Contribution were to increase our revenues and expenses, resulting in increases in our operating income before depreciation and amortization. The increases in our property and equipment, deferred charges and long-term debt (see Notes 5 and 9 to our consolidated financial statements included in Item 8) and the corresponding increases in depreciation expense, amortization expense and interest expense from 1999 to 2000 are primarily due to the effects of the Reorganization, the Prime Contribution and the Garden State Contribution, as well as our increased levels of capital expenditures.

     Our depreciation and amortization expense for years subsequent to 2000 will increase significantly as a result of our cable systems exchanges with AT&T Corp. ("AT&T") and Adelphia Communications ("Adelphia"), which closed on December 31, 2000 and January 1, 2001, respectively.

     Our summarized consolidated financial information for the years ended December 31, 2000 and 1999 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                  Year Ended
                                                                  December 31,            Increase / (Decrease)
                                                               2000          1999            $             %
                                                             ---------     ---------     ---------      --------
Analog video..............................................    $3,492.0      $2,535.9        $956.1          37.7%
Digital video.............................................       114.0          30.9          83.1            NM
Cable modem...............................................       114.4          44.5          69.9            NM
Advertising sales.........................................       288.6         190.0          98.6          51.9
Other.....................................................       132.9         105.2          27.7          26.3
                                                             ---------     ---------     ---------
   Service income.........................................     4,141.9       2,906.5       1,235.4          42.5
Operating, selling, general and administrative expenses...     2,517.9       1,927.7         590.2          30.6
                                                             ---------     ---------     ---------
Operating income before depreciation and
   amortization (1).......................................     1,624.0         978.8         645.2          65.9
Depreciation and amortization.............................     2,382.7       1,017.7       1,365.0            NM
                                                             ---------     ---------     ---------
Operating loss............................................      (758.7)        (38.9)        719.8            NM
                                                             ---------     ---------     ---------
Interest expense..........................................       515.7         352.9         162.8          46.1
Interest expense on notes payable to affiliates...........         9.1          10.0          (0.9)         (9.0)
Investment expense (income)...............................         1.5          (6.8)          8.3            NM
Equity in net losses of affiliates........................         9.3           2.4           6.9            NM
Other (income) expense....................................    (1,707.3)          4.2       1,711.5            NM
Income tax expense (benefit)..............................       299.9         (46.2)        346.1            NM
Minority interest.........................................                     107.9        (107.9)           NM
                                                             ---------     ---------     ---------
Income (loss) before extraordinary items..................      $113.1       ($247.5)       $360.6            NM
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

     Service Income

     Of the $956.1 million increase from 1999 to 2000 in analog video service income, which consists of our basic, expanded basic, premium and pay-per-view services, $863.2 million is attributable to the effects of the Reorganization, the Prime Contribution and the Garden State Contribution, and $92.9 million relates principally to changes in rates and subscriber growth in our historical operations, offset by slightly lower pay-per-view revenue. The increase from 1999 to 2000 in digital video service income is due primarily to the addition of approximately 824,000 digital subscriptions during the year ended December 31, 2000 and, to a lesser extent, to the effects of a new, higher-priced digital service offering made in the second half of 2000. The increase from 1999 to 2000 in cable modem service income is primarily due to the addition of approximately 258,000 cable modem subscribers during the year ended December 31, 2000. Approximately one-half of the increase from 1999 to 2000 in advertising sales revenue is attributable to the effects of the merger of LCI Holdings into us, with the remaining increase attributable to the effects of the 2000 political campaigns and increased cable viewership. The increase from 1999 to 2000 in other service income, which includes installation revenues, guide revenues, commissions from electronic retailing and other product offerings, is primarily attributable to the Reorganization.

     Operating, Selling, General and Administrative Expenses

     See Note 7 to our consolidated financial statements included in Item 8.

     The increases in operating, selling, general, and administrative expenses from 1999 to 2000 are primarily due to the effects of the Reorganization, the Prime Contribution and the Garden State Cable Contribution, increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, the effects of cable modem subscriber growth, and, to a lesser extent, to increases in labor costs and other volume related expenses in our historical operations. We anticipate the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

     Interest Expense

     The $162.8 million increase from 1999 to 2000 is primarily due to the effects of the Reorganization offset, in part, by the effects of our repayments and retirement of debt. We anticipate that, for the foreseeable future, interest expense will be a significant cost to us.

     Interest Expense on Notes Payable to Affiliates

     The $0.9 million decrease from 1999 to 2000 is primarily attributable to the elimination of outstanding notes payable to affiliates as a result of a capital contribution from Comcast.

     Investment Expense (Income)

     During the year ended December 31, 2000, in connection with the merger of certain publicly traded companies held by us and accounted for as investments available for sale, we recognized a pre-tax gain of $33.0 million, representing the difference between the fair value of the securities received by us and our basis in the securities exchanged. This gain was recorded as a reclassification from accumulated other comprehensive (loss) income to investment income.

     During the year ended December 31, 2000, we recorded pre-tax losses of $42.8 million on certain of our investments based on a decline in value that was considered other than temporary.

     Equity In Net Losses of Affiliates

     The $6.9 million increase from 1999 to 2000 is primarily attributable to our proportionate interest in the net loss of Susquehanna Cable, an equity investee of ours as a result of the Reorganization.

     Other (Income) Expense

     In December 2000, in connection with our cable systems exchange with AT&T pursuant to which we received cable communications systems serving approximately 770,000 subscribers in exchange for certain of our cable communications systems serving approximately 700,000 subscribers, we recorded a pre-tax gain of $1.711 billion, representing the difference between the estimated fair value as of the closing date of the transaction and our cost basis in the systems exchanged.

     The $4.2 million of other expense for the year ended December 31, 1999 relates primarily to the non-cable operations of Jones Intercable.

     Income Tax Expense (Benefit)

     Income tax expense for the year ended December 31, 2000 is primarily the result of the effects of our income before income tax expense, minority interest and extraordinary items, and non-deductible goodwill amortization.

     Minority Interest

     The $107.9 million decrease from 2000 to 1999 is attributable to the effects of Comcast's contribution of Jones Intercable to us in April 1999 and to the effects of our acquisition of the minority interest of MHCP Holdings, L.L.C. in February 2000.

     Extraordinary Items

     Extraordinary items for the years ended December 31, 2000 and 1999 consist of unamortized debt issue costs and debt extinguishment costs, net of related tax benefits, expensed in connection with the redemption and refinancing of certain indebtedness.

     We believe that our operations are not materially affected by inflation.

Anticipated Transaction

     Comcast   intends  to  merge  its   subsidiary,   Comcast   Cablevision  of
Philadelphia Area I, Inc. ("Greater Philadelphia") with and into us (the "Greater Philadelphia Merger"). The Greater Philadelphia Merger is expected to close by the end of the third quarter of 2001, subject to receipt of regulatory approvals. Greater Philadelphia was acquired by Comcast on June 30, 1999 for approximately 8.5 million shares of Comcast Class A Special Common Stock with a value of $291.7 million. Upon closing, the

Greater Philadelphia Merger will be accounted for at Comcast's historical cost, in a manner similar to a pooling of interests and our consolidated financial statements will include the results of Greater Philadelphia since the June 1999 date of Comcast's acquisition.

Expected Impact of Adoption of SFAS No. 133

     We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001, as required by the new statement. This statement establishes accounting and reporting standards for derivatives and hedging activities (see Note 2 to our consolidated financial statements included in Item 8). Adoption of the new statement will affect our accounting for our equity warrant agreements and interest rate exchange agreements.

     Under the new statement, our derivative instruments, which are comprised solely of derivative financial instruments, must be recorded at fair value on our consolidated balance sheet with changes in fair value recorded, except under specific circumstances, to our consolidated statement of operations. Recording changes in the fair value of our derivative instruments to our consolidated statement of operations represents a change from our current accounting whereby generally these changes are recorded as a component of stockholders' equity. When specific circumstances exist, hedge accounting is permitted when the derivative instrument is designated as a hedge. Hedge accounting permits changes in the fair value of our derivative instruments to be either substantially offset in our consolidated statement of operations by changes in the fair value of the hedged item or deferred as a component of stockholders' equity until the hedged item is recognized in our consolidated statement of operations.

     In connection with the adoption of the new statement, we expect to recognize as expense a cumulative effect of change in accounting principle, net of tax, of approximately $60 million in the first quarter of 2001, principally related to the reclassification of losses previously recognized as a component of other comprehensive (loss) income on our equity derivative instruments, net of related deferred income tax benefits.

     The adoption of the new statement will also result in a decrease in other comprehensive loss as a result of the reclassification to our consolidated statement of operations of pre-tax losses of approximately $85 million, primarily related to our equity warrant agreements as discussed above. The decrease will be recorded in the first quarter of 2001, net of related deferred income tax benefits, of approximately $30 million.

     Adoption of the new statement will likely result in volatility from period to period in investment (income) expense as reported on our consolidated statement of operations. We are unable to predict the effects this volatility may have on our future earnings.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Comcast Cable Communications, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Comcast Cable Communications, Inc. (an indirect wholly owned subsidiary of Comcast Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Jones Intercable, Inc. ("Jones") (a consolidated subsidiary) as of December 31, 1999 and for the year then ended, which statements reflect total assets constituting 18% of consolidated total assets as of December 31, 1999, and total revenues constituting 14% of consolidated total revenues for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Jones, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast Cable Communications, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 23, 2001

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

CONSOLIDATED BALANCE SHEET
(Dollars in millions, except share data)


                                                                                            December 31,
                                                                                        2000            1999
                                                                                      ---------        -------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................          $44.2          $61.0
   Investments..................................................................           52.6            0.4
   Cash held by an affiliate....................................................           74.2           34.0
   Accounts receivable, less allowance for doubtful accounts of $39.9 and $31.2.          241.7          128.4
   Due from affiliate...........................................................            0.6
   Other current assets.........................................................           48.0           29.7
                                                                                      ---------        -------
       Total current assets.....................................................          461.3          253.5
                                                                                      ---------        -------
INVESTMENTS.....................................................................          590.9          119.4
                                                                                      ---------        -------
NOTES RECEIVABLE FROM AFFILIATES................................................           99.3
                                                                                      ---------        -------
PROPERTY AND EQUIPMENT..........................................................        5,720.5        4,354.0
   Accumulated depreciation.....................................................       (1,322.6)      (1,477.4)
                                                                                      ---------        -------
   Property and equipment, net..................................................        4,397.9        2,876.6
                                                                                      ---------        -------
DEFERRED CHARGES
   Franchise and license acquisition costs......................................       15,297.2        3,898.6
   Excess of cost over net assets acquired and other............................        8,492.6        5,111.4
                                                                                      ---------        -------
                                                                                       23,789.8        9,010.0
   Accumulated amortization.....................................................       (3,535.2)      (2,291.7)
                                                                                      ---------        -------
   Deferred charges, net........................................................       20,254.6        6,718.3
                                                                                      ---------        -------
                                                                                      $25,804.0       $9,967.8
                                                                                      =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................         $798.8         $461.2
   Accrued interest.............................................................           74.1           62.6
   Current portion of long-term debt............................................            3.3          202.6
   Due to affiliates............................................................                         160.2
                                                                                      ---------        -------
       Total current liabilities................................................          876.2          886.6
                                                                                      ---------        -------
LONG-TERM DEBT, less current portion............................................        6,711.0        4,735.3
                                                                                      ---------        -------
NOTES PAYABLE TO AFFILIATES.....................................................          860.1
                                                                                      ---------        -------
DUE TO AFFILIATE................................................................                         664.2
                                                                                      ---------        -------
DEFERRED INCOME TAXES, due to affiliate, net....................................        5,016.4        1,635.6
                                                                                      ---------        -------
MINORITY INTEREST AND OTHER.....................................................          283.1          237.3
                                                                                      ---------        -------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
   Common stock, $1 par value - authorized 1,000 shares;
        issued, 138.89 and 1,000 shares
   Additional capital...........................................................       15,272.8        4,931.4
   Accumulated deficit..........................................................       (3,044.1)      (3,150.1)
   Accumulated other comprehensive (loss) income................................         (171.5)          27.5
                                                                                      ---------        -------
       Total stockholders' equity...............................................       12,057.2        1,808.8
                                                                                      ---------        -------
                                                                                      $25,804.0       $9,967.8
                                                                                      =========       ========


See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions)


                                                                                Year Ended December 31,
                                                                          2000           1999            1998
                                                                        ---------      ---------       --------

SERVICE INCOME....................................................       $4,141.9       $2,906.5       $2,277.4
                                                                        ---------      ---------       --------

COSTS AND EXPENSES
   Operating......................................................        1,636.8        1,242.4          972.5
   Selling, general and administrative............................          881.1          685.3          520.5
   Depreciation and amortization..................................        2,382.7        1,017.7          674.1
                                                                        ---------      ---------       --------
                                                                          4,900.6        2,945.4        2,167.1
                                                                        ---------      ---------       --------

OPERATING (LOSS) INCOME...........................................         (758.7)         (38.9)         110.3

OTHER (INCOME) EXPENSE
   Interest expense...............................................          515.7          352.9          223.6
   Interest expense on notes payable to affiliates, net...........            9.1           10.0           52.1
   Investment expense (income)....................................            1.5           (6.8)          (6.7)
   Equity in net losses of affiliates.............................            9.3            2.4            0.4
   Other (income) expense.........................................       (1,707.3)           4.2           (9.1)
                                                                        ---------      ---------       --------
                                                                         (1,171.7)         362.7          260.3
                                                                        ---------      ---------       --------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT),
   MINORITY INTEREST AND EXTRAORDINARY ITEMS......................          413.0         (401.6)        (150.0)

INCOME TAX EXPENSE (BENEFIT)......................................          299.9          (46.2)         (35.8)
                                                                        ---------      ---------       --------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
   EXTRAORDINARY ITEMS............................................          113.1         (355.4)        (114.2)

MINORITY INTEREST.................................................                         107.9           17.0
                                                                        ---------      ---------       --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS..........................          113.1         (247.5)         (97.2)

EXTRAORDINARY ITEMS...............................................           (7.1)          (6.2)          (0.1)
                                                                        ---------      ---------       --------

NET INCOME (LOSS).................................................         $106.0        ($253.7)        ($97.3)
                                                                        =========      =========       ========



See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)


                                                                                Year Ended December 31,
                                                                          2000           1999            1998
                                                                        ---------      ---------       --------

OPERATING ACTIVITIES
   Net income (loss)..............................................         $106.0        ($253.7)        ($97.3)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization................................        2,382.7        1,017.7          674.1
     Non-cash interest expense....................................            3.2            0.9            0.4
     Non-cash interest expense on notes payable to affiliates.....                           5.0            2.3
     Deferred expenses charged by an affiliate....................           95.9          139.4          126.0
     Equity in net losses of affiliates...........................            9.3            2.4            0.4
     Gains on sales of investments and other income, net..........       (1,697.1)          (0.9)          (7.9)
     Minority interest............................................                        (107.9)         (17.0)
     Extraordinary items..........................................            7.1            6.2            0.1
     Deferred income tax expense (benefit), due to affiliate......          288.4          (71.2)         (43.1)
     Other........................................................           (0.1)          (4.4)          (1.2)
                                                                        ---------      ---------       --------
                                                                          1,195.4          733.5          636.8
     Changes in working capital...................................           94.7           48.4           64.3
                                                                        ---------      ---------       --------
       Net cash provided by operating activities..................        1,290.1          781.9          701.1
                                                                        ---------      ---------       --------

FINANCING ACTIVITIES
   Proceeds from borrowings.......................................        4,252.6          176.6        1,724.9
   Repayments of long-term debt...................................       (4,628.5)        (201.6)        (870.9)
   Proceeds from notes payable to affiliates......................          986.2           40.3          137.4
   Repayment of notes payable to affiliates.......................         (126.1)         (40.3)        (700.3)
   Increase in notes receivable from affiliates...................          (63.8)
   Capital contributions from parent..............................          418.7          960.1
   Net transactions with affiliates...............................           53.2           (6.4)          41.0
   Deferred financing costs and other.............................          (34.6)           8.1          (12.0)
                                                                        ---------      ---------       --------
       Net cash provided by financing activities..................          857.7          936.8          320.1
                                                                        ---------      ---------       --------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired.............................         (164.7)         (41.8)        (259.7)
   (Purchases of) proceeds from sales of short-term investments...           (0.1)          (0.1)           0.1
   Investments in affiliates......................................         (576.3)        (750.0)
   Proceeds from sales of investments.............................           76.4            5.9
   Capital expenditures...........................................       (1,248.0)        (731.8)        (711.1)
   (Increase) decrease in cash held by an affiliate...............          (40.2)          23.1           (0.5)
   Additions to deferred charges and other........................         (211.7)        (197.5)         (56.2)
                                                                        ---------      ---------       --------
       Net cash used in investing activities......................       (2,164.6)      (1,692.2)      (1,027.4)
                                                                        ---------      ---------       --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..................          (16.8)          26.5           (6.2)

CASH AND CASH EQUIVALENTS, beginning of year                                 61.0           34.5           40.7
                                                                        ---------      ---------       --------

CASH AND CASH EQUIVALENTS, end of year                                      $44.2          $61.0          $34.5
                                                                        =========      =========       ========


See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in millions)



                                                                                          Accumulated
                                                                                             Other
                                                  Common     Additional   Accumulated    Comprehensive
                                                  Stock       Capital       Deficit      (Loss) Income       Total
                                                ----------   ----------   -----------     -------------    ---------

BALANCE, JANUARY 1, 1998.......................   $            $3,066.2     ($2,799.1)        $               $267.1
   Comprehensive loss:
   Net loss....................................                                 (97.3)
   Unrealized gains on marketable securities,
     net of deferred taxes of $1.7.............                                                     3.2
   Total comprehensive loss....................                                                                (94.1)
                                                ----------   ----------   -----------     -------------    ---------

BALANCE, DECEMBER 31, 1998.....................                 3,066.2      (2,896.4)              3.2        173.0
   Comprehensive loss:
   Net loss....................................                                (253.7)
   Unrealized gains on marketable securities,
     net of deferred taxes of $13.0............                                                    24.3
   Total comprehensive loss....................                                                               (229.4)
   Capital contributions from parent...........                 1,865.2                                      1,865.2
                                                ----------   ----------   -----------     -------------    ---------

BALANCE, DECEMBER 31, 1999.....................                 4,931.4      (3,150.1)             27.5      1,808.8
   Comprehensive loss:
   Net income..................................                                 106.0
   Unrealized losses on marketable securities,
     net of deferred taxes of $107.1...........                                                  (199.0)
   Total comprehensive loss....................                                                                (93.0)
   Capital contributions from parent...........                10,341.4                                     10,341.4
                                                ----------   ----------   -----------     -------------    ---------

BALANCE, DECEMBER 31, 2000.....................   $           $15,272.8     ($3,044.1)          ($171.5)   $12,057.2
                                                ==========   ==========   ===========     =============    =========



See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


1.   BUSINESS

     Comcast Cable Communications, Inc., a Delaware corporation, and subsidiaries (the "Company") is an indirect wholly owned subsidiary of Comcast Corporation ("Comcast"). The Company and its subsidiaries are engaged in the development, management and operation of broadband communications networks in the United States. The Company's consolidated cable operations served approximately 7.6 million subscribers and passed approximately 12.7 million homes as of December 31, 2000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER ITEMS

     Basis of Consolidation
     The consolidated  financial  statements include the accounts of the Company and all wholly owned or controlled subsidiaries. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

     Reorganization
     In August 2000, two wholly owned subsidiaries of Comcast, Comcast LCI Holdings, Inc. ("LCI Holdings") and Comcast JOIN Holdings, Inc. ("JOIN Holdings") were merged into the Company (the "Reorganization"). Lenfest Communications, Inc. ("Lenfest"), the predecessor to LCI Holdings, owned cable systems and was acquired by Comcast in January 2000. Jones Intercable, Inc. ("Jones Intercable"), the predecessor to JOIN Holdings, owned cable systems and was acquired by Comcast in April 1999 and March 2000. The Reorganization was accounted for at Comcast's historical cost in a manner similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements include the accounts of the merged subsidiaries since the dates of their acquisition by Comcast (see Note 3). The Reorganization had no significant impact on the Company's consolidated statement of cash flows during the year ended December 31, 2000 due to its noncash nature (see Note 9).

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

     Fair Values
     The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 2000 and 1999, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

     A reasonable estimate of fair value of the notes receivable from affiliates, the notes payable to affiliates and the amounts due from/to affiliates in the Company's consolidated balance sheet is not practicable to obtain because of the related party nature of these items and the lack of quoted market prices.

     Cash Equivalents and Cash Held by an Affiliate
     Cash equivalents consist principally of certificates of deposit with maturities of three months or less when purchased. The carrying amounts of the Company's cash equivalents approximate their fair values.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


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

     Unrestricted publicly traded investments are classified as available for sale and recorded at their fair value, with unrealized gains or losses resulting from changes in fair value between measurement dates recorded as a component of other comprehensive (loss) income.

     Restricted publicly traded investments and investments in privately held companies are stated at cost, adjusted for any known diminution in value (see Note 4).

     Property and Equipment
     Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over estimated useful lives as follows:

              Buildings and improvements ................... 10-40 years
              Operating facilities..........................  5-20 years
              Other equipment...............................  2-10 years

     Improvements that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of depreciation expense.

     In connection with the rebuild and upgrade of cable systems, the Company depreciates the remaining net book value of the assets over the estimated rebuild or upgrade period. Under this policy, the Company recorded additional depreciation expense of $66.0 million, $19.7 million and $34.4 million during the years ended December 31, 2000, 1999 and 1998, respectively.

     Capitalized Costs
     The costs associated with the construction of cable transmission and distribution facilities and new cable service installations are capitalized. Costs include all direct labor and materials as well as certain indirect costs.

     Deferred Charges
     Franchise and license acquisition costs are amortized on a straight-line basis over their legal or estimated useful lives ranging principally from 3 to 20 years. The excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis principally over estimated useful lives of 20 years. Debt issue costs are being amortized on a straight-line basis over the term of the related debt.

     Valuation of Long-Lived Assets
     The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and deferred charges, using objective methodologies whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such methodologies include evaluations based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

     Revenue Recognition
     Service income is recognized as service is provided. Credit risk is managed by disconnecting services to customers who are delinquent. Advertising sales revenue is recognized at estimated realizable values when the advertising is aired.

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

     Investment Income
     Investment income includes interest income, dividend income and gains, net of losses, on the sale or exchange of marketable securities and long-term investments. Gross realized gains and losses are recognized using the specific identification method. Investment income also includes impairment losses resulting from adjustments to the net realizable value of certain of the Company's investments (see Note 4).

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

     Derivative Financial Instruments
     The Company employs derivative financial instruments for a number of purposes. The Company manages its exposure to fluctuations in interest rates by entering into interest rate exchange agreements ("Swaps"), interest rate cap agreements ("Caps") and interest rate collar agreements ("Collars"). Swaps, Caps and Collars are matched with either fixed or variable rate debt and periodic cash payments are accrued on a settlement basis as an adjustment to interest expense. Any premiums associated with these instruments are amortized over their term and realized gains or losses as a result of the termination of the instruments are deferred and amortized over the remaining term of the underlying debt. Unrealized gains and losses as a result of these instruments are recognized when the underlying hedged item is extinguished or otherwise terminated.

     The Company makes investments in businesses, to some degree, through the purchase of equity call option or call warrant agreements ("Equity Warrants"). Equity warrants are marked to market on a current basis with the result included in accumulated other comprehensive (loss) income in the Company's consolidated balance sheet.

     Those instruments that have been entered into by the Company to hedge exposure to interest rate risk are periodically examined by the Company to ensure that the instruments are matched with underlying liabilities, reduce the Company's risks relating to interest rates, and, through market value and sensitivity analysis, maintain a high correlation to the interest expense of the hedged item. For those instruments that do not meet the above criteria, variations in their fair value are marked-to-market on a current basis in the Company's consolidated statement of operations.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


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

     SFAS No. 133, as Amended
     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives and hedging activities. The new standard requires that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designated and effective as fair value hedges, changes in the fair value of the derivative instrument will be substantially offset in the statement of operations by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in other comprehensive (loss) income until it is recognized in earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges will be recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge will be recorded each period in current earnings.

     In July 1999, the FASB issued SFAS No. 137 which deferred the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 which addressed certain issues causing implementation difficulties for entities that apply SFAS No. 133. The Company adopted SFAS No. 133, as amended, on January 1, 2001. Instruments that the Company has entered into that will be accounted for under SFAS No. 133, as amended, include Equity Warrants and Swaps. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company's Annual Report on Form 10-K for a discussion of the expected impact the adoption of SFAS No. 133 will have on the Company's consolidated financial position and results of operations.

     SAB No. 101, as Amended
     In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles to selected revenue recognition issues. In March 2000 and June 2000, the staff of the SEC amended SAB No. 101 to delay the required implementation date of SAB No. 101 to the fourth quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB No. 101, as amended, on October 1, 2000. The adoption of SAB No. 101, as amended, did not have a material impact on the Company's results of operations.

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 2000.

3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     AT&T Cable Systems Exchange
     On December 31, 2000, the Company and Comcast completed their previously announced cable systems exchange with AT&T Corp. ("AT&T") pursuant to which the Company received cable communications systems serving approximately 770,000 subscribers. In exchange, AT&T received certain of the Company's cable communications systems serving approximately 700,000 subscribers. In connection with the exchange, the Company recorded to other income a pre-tax gain of $1.711 billion, representing the difference between the estimated fair value as of the closing date of the transaction and the Company's cost basis in the systems exchanged.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     Acquisition of Prime Communications LLC
     In December 1998, Comcast agreed to invest in Prime Communications LLC ("Prime"), a cable communications company serving approximately 406,000 subscribers. Pursuant to the terms of this agreement, in December 1998 Comcast acquired from Prime a $50.0 million 12.75% subordinated note due 2008 issued by Prime. In July 1999, Comcast made a loan to Prime in the form of a $733.5 million 6% ten year note, convertible into 90% of the equity of Prime. Since that time, Comcast made an additional $70.0 million in loans to Prime (on the same terms as the original loan). In August 2000, Comcast made a capital contribution of the note, plus accrued interest of $51.7 million on the note and the loans to the Company (the "Prime Contribution"). Immediately thereafter, the Company converted the note, plus accrued interest on the note and the loans to equity and the owners of Prime sold their remaining 10% equity interest in Prime to the Company for $87.7 million. As a result, the Company owns 100% of Prime and assumed management control of Prime's operations (the "Prime Acquisition"). The Prime Acquisition was funded with proceeds from a capital contribution from Comcast. The Company assumed and immediately repaid $532.0 million of Prime's debt with proceeds from borrowings under existing credit facilities.

     Acquisition of Jones Intercable, Inc.
     In April 1999, Comcast acquired a controlling interest in Jones Intercable, a cable communications company serving approximately 1.1 million subscribers for aggregate consideration of $706.3 million in cash. Also on that date, Comcast contributed its shares in Jones Intercable to the Company. In June 1999, Comcast purchased an additional 1.0 million shares of Jones Intercable Class A Common Stock for $50.0 million in cash in a private transaction and contributed such shares to the Company. The acquisitions were accounted for under the purchase method of accounting.

     In  March  2000,  the  Jones  Intercable  shareholders  approved  a  merger agreement pursuant to which the Jones Intercable shareholders, including the Company, received 1.4 shares of Comcast's Class A Special Common Stock in exchange for each share of Jones Intercable Class A Common Stock and Common Stock (the "Jones Merger"), and Jones Intercable was merged with and into JOIN Holdings, with JOIN Holdings as the successor to Jones Intercable. In connection with the closing of the merger, the Company exchanged its 39.6% interest in Jones Intercable for approximately 23.3 million shares of Comcast Class A Special Common Stock. As the consideration received for the Company's interest in Jones Intercable was shares of Comcast Class A Special Common Stock, the exchange had no significant impact on the Company's consolidated statement of cash flows during the year ended December 31, 2000 (see Note 9).

     In May 2000, the Company sold its interest in its wholly owned subsidiary which held the Comcast Class A Special Common Stock to a wholly owned subsidiary of Comcast in consideration for amounts due to affiliates totaling $758.1 million related to management fees and programming charges (see Note 7). The Company did not record any gain or loss on the transaction as it was between subsidiaries under the common control of Comcast. In August 2000, JOIN Holdings was merged into the Company (see
     Note 2).

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

     Acquisition of Lenfest Communications, Inc.
     In January 2000, Comcast acquired Lenfest, a cable communications company serving approximately 1.1 million subscribers primarily in the Philadelphia area from AT&T and the other Lenfest stockholders for approximately 120.1 million shares of Comcast's Class A Special Common Stock, with a value of $6.014 billion (the "Lenfest Acquisition"). In connection with the Lenfest Acquisition, Comcast assumed approximately $1.326 billion of debt.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     Immediately upon closing of the Lenfest Acquisition, Lenfest was merged with and into LCI Holdings with LCI Holdings as the successor to Lenfest. In August 2000, LCI Holdings was merged into the Company (see Note 2).

     Consolidation of Comcast Cablevision of Garden State, L.P.
     Comcast Cablevision of Garden State, L.P. ("Garden State Cable") (formerly Garden State Cablevision L.P.), a cable communications company serving approximately 216,000 subscribers in New Jersey, is a partnership which was owned 50% by Lenfest and 50% by Comcast. In December 2000, Comcast contributed its 50% interest in Garden State Cable to the Company. As a result of the Lenfest Acquisition and Comcast's contribution of its 50% interest in Garden State Cable, the Company now owns 100% of Garden State Cable. The contribution of Comcast's 50% interest in Garden State Cable was accounted for at Comcast's historical cost in a manner similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements include the accounts of Garden State Cable since the date of the Lenfest Acquisition. The contribution did not have a significant impact on the Company's consolidated statement of cash flows during the year ended December 31, 2000 due to its noncash nature (see Note 9).

     The acquisitions completed by the Company and Comcast during the years ended December 31, 2000 and 1999 were accounted for under the purchase method of accounting. As such, the operating results of the acquired systems have been included in the Company's consolidated statement of operations from the acquisition date. The Company recorded the final purchase price allocation related to the acquisitions of Lenfest, Garden State Cable, CalPERS' interest in Comcast MHCP and of the public shareholders' interest in Jones Intercable during the fourth quarter of 2000. The allocation of the purchase price for the acquisition of Prime and the AT&T cable systems exchange, is preliminary pending completion of final appraisals.

     Unaudited Pro Forma Information
     The following unaudited pro forma information for the years ended December 31, 2000, 1999 and 1998 has been presented as if the Jones Merger and the acquisitions of Lenfest, CalPERS' interest in Comcast MHCP and Prime, the consolidation of Garden State Cable and the cable systems acquired through the exchange with AT&T each occurred on January 1, 1999, and the acquisition by Comcast of a controlling interest in Jones Intercable occurred on January 1, 1998. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Jones Intercable, Comcast MHCP, Lenfest, Garden State Cable, Prime and the AT&T cable systems received in the exchange since such dates.


                                                        (Amounts in millions)
                                                       Year Ended December 31,
                                                    2000        1999         1998
                                                 ----------  ----------   ----------
     Revenues                                      $4,320.6    $3,950.6     $2,768.5
     Income (loss) before extraordinary items         $31.2   ($1,106.8)     ($257.1)
     Net income (loss)                                $24.1   ($1,113.0)     ($257.2)

     Adelphia Cable Systems Exchange
     On January 1, 2001, the Company and Comcast completed their previously announced cable systems exchange with Adelphia Communications ("Adelphia") pursuant to which the Company received cable communications systems serving approximately 460,000 subscribers from Adelphia. In exchange, Adelphia received certain of the Company's cable communications systems serving approximately 440,000 subscribers. In connection with the exchange, the Company expects to record a gain and the acquisition will be accounted for as a purchase.

     AT&T Cable Systems Acquisition
     In August 2000, the Company and Comcast entered into an agreement with AT&T to acquire cable communications systems serving up to 700,000 subscribers from AT&T in exchange for AT&T common stock that the Company

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     and Comcast currently own or may acquire, in a transaction intended to qualify as tax-free to the Company, to Comcast and to AT&T. Pursuant to the agreement, the agreed upon value of the cable communications systems to be acquired by the Company from AT&T is up to $3.2 billion (subject to adjustment based on the actual number of subscribers acquired). Also pursuant to the agreement, approximately 39.6 million shares of the AT&T common stock currently owned by Comcast and the Company will be valued at $54.41 per share. The transaction is subject to customary closing conditions and regulatory approvals, will be accounted for as a purchase, and is expected to close by the end of the second quarter of 2001 (see Note
     4).

4.   INVESTMENTS

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, with an historical cost of $751.7 million and $68.2 million as of December 31, 2000 and 1999, respectively. The unrealized pre-tax (losses) gains on these investments of ($263.9) million and $42.3 million, respectively, have been reported in the Company's consolidated balance sheet as a component of other comprehensive (loss) income, net of related deferred income taxes of $92.4 million and ($14.8) million, respectively.

     AT&T Common Stock
     As of December 31, 2000 and 1999, the Company holds approximately 25.3 million and approximately 0.3 million shares of AT&T common stock. The Company has recorded its investment in AT&T at its estimated fair value of $435.7 million and $13.2 million, respectively (see Note 3).

     Excite@Home Warrants
     Excite@Home Corporation ("Excite@Home") provides Internet services to subscribers and businesses over the cable communications infrastructure in a limited number of cities in the United States. As of December 31, 2000 and 1999, the Company has earned warrants to purchase 2.1 million shares and 0.6 million shares, respectively, of Excite@Home Series A Common Stock (the "Excite@Home Stock"). As of December 31, 2000 and 1999, the Company has recorded the Excite@Home warrants, which are classified as available for sale, at their estimated fair value of $6.9 million and $23.3 million, respectively. The investment in the Excite@Home warrants is included in current investments as of December 31, 2000.

     Pursuant to an agreement between Excite@Home and its principal cable partners, including Comcast (the "Founding Cable Stockholders"), AT&T granted Comcast the right to exchange its Excite@Home Stock, including the Excite@Home warrants held by the Company, with AT&T at any time between January 1, 2001 and June 4, 2002 at a price equal to the higher of $48 per share or the average per share trading price for a 30-day trading period (as defined). Comcast has the right to elect payment in the form of cash or in shares of AT&T common stock. In January 2001, Comcast exercised its right to exchange all of its Excite@Home Stock, including the Excite@Home warrants held by the Company, with AT&T at $48 per share for shares of AT&T common stock. Under the terms of such exercise, the transaction is expected to close by March 31, 2001.

     The Company agreed to enter into a new non-exclusive distribution agreement with Excite@Home for the period from June 2002 through June 2006. The Company may elect to terminate its existing exclusive distribution agreement with Excite@Home (which would otherwise expire in June 2002) or the new distribution agreement at any time beginning June 2001 on at least six months notice. In addition, unearned warrants previously held by the Company were amended to eliminate any previous performance vesting conditions and the Company received additional new warrants with an exercise price of $29.54 per share to purchase two shares of Excite@Home Stock for each home passed by the Company's cable communications systems at the announcement date of the agreements. The new warrants and the unearned previously held warrants vest in installments every six months beginning in June 2001 and will be fully vested in June 2006 provided that the Company has not elected to earlier terminate its existing or the new distribution agreement. The new warrants include customary registration rights and will expire in March 2015. Comcast's right to exchange its Excite@Home Stock, including the Excite@Home

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     warrants held by the Company, with AT&T is not dependent upon its election to either continue or terminate its existing or the new distribution agreement.

     Gain on Exchange of Fair Value Method Investments
     During the year ended December 31, 2000, in connection with the merger of certain publicly traded companies held by the Company accounted for as investments available for sale, the Company recognized a pre-tax gain of $33.0 million, representing the difference between the fair value of the securities received by the Company and the Company's cost basis in the securities exchanged. Such gain was recorded as a reclassification from accumulated other comprehensive (loss) income to investment income.

     Impairment Losses
     During the year ended December 31, 2000, the Company recorded to investment expense pre-tax losses of $42.8 million on certain of its investments based on declines in value that were considered other than temporary.

     Equity Method
     The Company records its proportionate interests in the net income (loss) of certain of its equity method investees in arrears. The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $154.7 million as of December 31, 2000 (related to the Company's investment in Susquehanna Cable). Such excess is being amortized to equity in net income or loss, over a period of twenty years, which is consistent with the estimated lives of the underlying assets.

     The Company does not have any additional significant contractual commitments with respect to any of its investments. However, to the extent the Company does not fund its investees' capital calls, it exposes itself to dilution of its ownership interests.

     Cost Method Investments
     It is not practicable to estimate the fair value of the Company's investments in privately held companies, accounted for under the cost method, due to lack of quoted market prices.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


5.   LONG-TERM DEBT

                                                                                        December 31,
                                                                                    2000           1999
                                                                                  --------       ---------
                                                                                   (Dollars in millions)
     Commercial paper...........................................................  $1,323.5
     Notes payable to banks, due 2005...........................................   1,125.0        $1,694.0
     9-5/8% Senior notes, due 2002..............................................     200.0           200.0
     8-1/8% Senior notes, due 2004..............................................     299.9           299.8
     8-3/8% Senior notes, due 2005..............................................     696.3
     8-3/8% Senior notes, due 2007..............................................     597.2           596.8
     8-7/8% Senior notes, due 2007..............................................     249.0           248.9
     6.20% Senior notes, due 2008...............................................     798.2           798.1
     7-5/8% Senior notes, due 2008..............................................     197.1           196.8
     7-5/8% Senior notes, due 2008..............................................     147.4
     8-7/8% Senior notes, due 2017..............................................     545.8           545.7
     8-1/2% Senior notes, due 2027..............................................     249.6           249.6
     10-1/2% Senior subordinated debentures, due 2006...........................     123.8
     8-1/4% Senior subordinated debentures, due 2008............................     149.1
     10-1/2% Senior subordinated debentures, due 2008...........................                     100.0
     Other debt, due in installments............................................      12.4             8.2
                                                                                  --------       ---------
                                                                                   6,714.3         4,937.9
     Less current portion.......................................................       3.3           202.6
                                                                                  --------       ---------
                                                                                  $6,711.0        $4,735.3
                                                                                  ========        ========

     Maturities of long-term debt outstanding as of December 31, 2000 for the four years after 2001 are as follows (dollars in millions):

         2002.................................................       $203.0
         2003.................................................          0.6
         2004.................................................        300.5
         2005.................................................      3,145.5

     In addition to the Company's outstanding long-term debt as presented in the table above, the Company had an aggregate of $860.1 million of notes payable to Comcast and Comcast's subsidiaries as of December 31, 2000 (see
     Note 6).

     Contribution of 10 1/2% Senior Subordinated Notes Due 2006
     In December 2000, Comcast contributed to the Company $196.7 million principal amount of the Company's 10 1/2% senior subordinated notes due 2006 which were held by Comcast. As such, amounts outstanding as of December 31, 2000 have been treated as effectively retired.

     Senior Notes Offerings
     In January 2001, the Company sold an aggregate of $1.5 billion of public debt consisting of $500.0 million of 6.375% Senior Notes due 2006 and $1.0 billion of 6.75% Senior Notes due 2011. The Company used substantially all of the net proceeds from the offerings to repay a portion of the amounts outstanding under its commercial paper program and bank credit facility.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     Refinancing
     In August 2000, the Company repaid and retired all amounts outstanding under the existing bank credit facilities of its cable communications subsidiaries totaling approximately $2.4 billion, with the proceeds from a new senior bank credit facility and new commercial paper program. The Company's new senior bank credit facility consists of a $2.25 billion, five-year revolving credit facility and a $2.25 billion, 364-day revolving credit facility (together, the "Comcast Cable Revolver"). The 364-day revolving credit facility supports the Company's new commercial paper program. The Company borrowed $1.4 billion under the five-year facility and $1.0 billion under the commercial paper program to repay and retire the subsidiaries' credit facilities.

     Amounts outstanding under the commercial paper program are classified as long-term in the Company's consolidated balance sheet as of December 31, 2000 as the Company refinanced a portion of these obligations on a long-term basis with proceeds from the Company's senior notes offerings in January 2001 and has both the ability and the intent to refinance these obligations, if necessary, on a long-term basis with amounts available under the Comcast Cable Revolver.

     Debt Assumed
     In connection with the Reorganization, the consolidation of Garden State Cable and the contribution by Comcast of Prime to the Company (see Notes 2 and 3), the Company assumed aggregate debt of $2.146 billion with interest rates ranging between 6.95% and 10.5%, and maturities between 2001 and 2008.

     Senior Notes
     Interest on all of the Company's Senior Notes is payable semiannually. The 6.375% Senior Notes and the 6.20% Senior Notes are redeemable only upon maturity in January 2006 and November 2008, respectively. The 8 1/2% Senior Notes are redeemable, in whole or in part, at the option of the Company at any time after May 1, 2009, and the remaining Senior Notes are redeemable, in whole or in part, at the option of the Company at any time. In each case, the Senior Notes are redeemable at a price equal to the greater of
     (i) 100% of their principal amount, plus accrued interest thereon to the date of redemption, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the Adjusted Treasury Rate (as defined), plus accrued interest on the Senior Notes to the date of redemption. Each holder of the 8 1/2% Senior Notes may require the Company to repurchase all or a portion of the 8 1/2% Senior Notes owned by such holder on May 1, 2009 at a purchase price equal to 100% of the principal amount thereof.

     The Senior Notes are unsecured and unsubordinated obligations of the Company and rank pari passu with all other unsecured and unsubordinated indebtedness and other obligations of the Company. The Senior Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables.

     The indenture for the Senior Notes, among other things, contains restrictions (with certain exceptions) on the ability of the Company and certain of the Company's subsidiaries (as defined) to create liens or enter into sale and leaseback transactions, and enter into mergers, consolidations, or sales of all or substantially all of their assets.

     Redemptions of Debt
     During 2000, the Company repaid $100.0 million principal amount of its 10 1/2% senior subordinated debentures due 2008 with proceeds from a loan from Comcast (see Note 6). During 1999, the Company repaid $200.0 million in notes payable to insurance companies having an interest rate of 8.6%. The redemption was funded with the proceeds from a capital contribution that the Company received from Comcast (see Note 7).

     Extraordinary Items
     Extraordinary items for the years ended December 31, 2000, 1999 and 1998 of $7.1 million, $6.2 million and $0.1 million, respectively, consist of unamortized debt issue costs and debt extinguishment costs, net of related tax benefits, expensed principally in connection with the redemptions and refinancings of certain indebtedness described above.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     Interest Rates
     Bank debt interest rates vary based upon one or more of the following rates at the option of the Company:

       Prime rate
       Federal Funds rate plus 0.5%; and
       LIBOR plus 0.19% to 0.8%

     As of December 31, 2000 and 1999, the Company's effective weighted average interest rate on its long-term debt outstanding was 7.85% and 7.56%, respectively.

     Interest Rate Risk Management
     The Company is exposed to the market risk of adverse changes in interest rates. To manage the volatility relating to these exposures, the Company's policy is to maintain a mix of fixed and variable rate debt and enter into various interest rate derivative transactions as described below.

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

     All derivative transactions must comply with a Comcast board-approved derivatives policy. In addition to prohibiting the use of derivatives for trading purposes or that increase risk, this policy requires quarterly monitoring of the portfolio, including portfolio valuation, measuring counterparty exposure and performing sensitivity analyses.

     The following table summarizes the terms of the Company's existing Swaps, Caps and Collars as of December 31, 2000 and 1999 (dollars in millions):

                                                         Notional                         Average       Estimated
                                                          Amount      Maturities       Interest Rate   Fair Value
                                                         --------     ----------       -------------   ----------
     As of December 31, 2000
     -----------------------
     Fixed to Variable Swaps.........................     $450.0       2004-2008           7.7%           $3.2

     As of December 31, 1999
     -----------------------
     Variable to Fixed Swaps.........................     $300.0       2000-2003           5.6%           $6.4
     Fixed to Variable Swaps.........................      300.0         2004              7.7%           (3.9)
     Caps............................................      140.0         2000              6.8%
     Collar..........................................       50.0         2000            6.3%/4.0%         0.1

     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps, Caps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 2000, 1999 and 1998 was not significant.

     Estimated Fair Value
     The Company's long-term debt had estimated fair values of $6.872 billion and $4.922 billion as of December 31, 2000 and 1999, respectively. The estimated fair value of the Company's publicly traded debt is based on the quoted market price for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     Debt Covenants
     The Comcast Cable Revolver contains restrictive covenants which, for example, limit the Company's ability to enter into arrangements for the acquisition or disposition of property and equipment, investments, mergers and the incurrence of additional debt. The Comcast Cable Revolver also contains financial covenants which require that certain ratios and cash flow levels be maintained. The Company and its subsidiaries were in compliance with all financial covenants for all periods presented.

     Lines and Letters of Credit
     As of December 31, 2000, certain subsidiaries of the Company had unused lines of credit of $1.946 billion under their respective credit facilities.

     As of December 31, 2000 the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $94.7 million to cover potential fundings associated with several projects.

6.   NOTES RECEIVABLE FROM AFFILIATES AND NOTES PAYABLE TO AFFILIATES

     As of December 31, 2000, notes receivable from affiliates consist of $99.3 million principal amount of notes receivable from Comcast and certain of its wholly owned subsidiaries. The notes receivable bear interest at rates ranging from 9.25% to 10.5% (weighted average interest rate of 10.05% as of December 31, 2000) and are due between 2010 and 2027.

     As of December 31, 2000, notes payable to affiliates consist of $860.1 million principal amount of notes payable to Comcast and certain of its wholly owned subsidiaries. The notes payable bear interest at rates ranging from 7.75% to 8.96% (weighted average interest rate of 8.05% as of December 31, 2000) and are due between 2009 and 2027.

7.   RELATED PARTY TRANSACTIONS

     Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the years ended December 31, 2000, 1999 and 1998, the Company's service income includes $14.7 million, $10.4 million and $13.3 million, respectively, relating to QVC.

     Through July 31, 2000, Comcast, through management agreements, managed the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provided that Comcast would supervise the management and operations of the cable systems and arrange for and supervise certain administrative functions. As compensation for such services, the agreements provided for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $145.5 million, $161.8 million and $130.4 million in 2000, 1999 and 1998, respectively. These management fees are included in selling, general and administrative expenses in the Company's consolidated statement of operations.

     Through July 31, 2000, on behalf of the Company, Comcast secured long-term programming contracts that generally provided for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charged each of the Company's subsidiaries for programming on a basis which generally approximated the amount that each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are included in operating expenses in the Company's consolidated statement of operations. The Company purchases certain other services, including insurance and

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $1.035 billion, $971.2 million and $760.9 million, including $835.6 million, $822.5 million and $640.5 million of Programming Charges, in 2000, 1999 and 1998, respectively. The Programming Charges include $107.0 million, $83.6 million and $59.4 million in 2000, 1999 and 1998, respectively, relating to programming purchased by the Company from suppliers in which Comcast holds an equity interest.

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

     The Company has entered into a custodial account arrangement with Comcast Financial Agency Corporation ("CFAC"), a wholly owned subsidiary of Comcast, under which CFAC provides cash management services to the Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. As of December 31, 2000 and 1999, $74.2 million and $34.0 million, respectively, of the Company's cash was held by CFAC. These amounts have been classified as cash held by an affiliate in the Company's consolidated balance sheet. During the years ended December 31, 2000, 1999 and 1998, the Company recognized investment income of $7.2 million, $2.7 million and $3.1 million, respectively, on cash held by CFAC.

     As of December 31, 2000, current due from affiliates in the Company's consolidated balance sheet includes amounts due from CFAC, partially offset by amounts due to Comcast and its affiliates. As of December 31, 1999, current due to affiliates includes amounts due to Comcast and its affiliates under the cost-sharing arrangements described above, and amounts payable to Comcast and its affiliates as reimbursement for payments made, in the ordinary course of business, by such affiliates on behalf of the Company.

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

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     Income tax expense (benefit) consists of the following components (dollars in millions):


                                                                              Year Ended December 31,
                                                                        2000           1999           1998
                                                                      --------       ---------      ---------
     Current expense
     Federal.......................................................     $                $18.9           $1.9
     State.........................................................       11.5             6.1            5.4
                                                                      --------       ---------      ---------
                                                                          11.5            25.0            7.3
                                                                      --------       ---------      ---------
     Deferred expense (benefit)
     Federal.......................................................      206.6           (66.8)         (41.1)
     State.........................................................       81.8            (4.4)          (2.0)
                                                                      --------       ---------      ---------
                                                                         288.4           (71.2)         (43.1)
                                                                      --------       ---------      ---------
     Income tax expense (benefit)..................................     $299.9          ($46.2)        ($35.8)
                                                                      ========       =========      =========

     The income tax expense (benefit) of the Company differs from the statutory amount because of the effect of the following items (dollars in millions):


                                                                               Year Ended December 31,
                                                                         2000           1999           1998
                                                                       ---------      ---------      ---------

     Federal tax at statutory rate...................................     $144.6        ($140.6)        ($52.5)
     Non-deductible depreciation and amortization....................       82.2           25.5           21.5
     State income taxes, net of federal benefit......................       60.6            1.0            2.2
     Interest income, taxable to CalPERS.............................       (1.0)          (8.1)          (7.5)
     Increase to valuation allowance.................................       14.1           75.3
     Other...........................................................       (0.6)           0.7            0.5
                                                                       ---------      ---------      ---------
     Income tax expense (benefit)....................................     $299.9         ($46.2)        ($35.8)
                                                                       =========      =========      =========

     Significant components of the Company's net deferred tax liability are as follows (dollars in millions):


                                                                                    December 31,
                                                                              2000               1999
                                                                           -----------        -----------
     Deferred tax assets:
     Net operating loss carryforwards......................................     $436.7             $256.3
     Less valuation allowance..............................................                        (207.5)
                                                                           -----------        -----------
                                                                                 436.7               48.8
                                                                           -----------        -----------
     Deferred tax liabilities, principally differences between book
          and tax basis of property and equipment and deferred charges.....    5,453.1            1,684.4
                                                                           -----------        -----------
     Net deferred tax liability............................................   $5,016.4           $1,635.6
                                                                           ===========        ===========

     The Company recorded $3.281 billion of deferred tax liabilities in 2000, including the elimination of $221.6 million of valuation allowances, in connection with acquisitions principally related to basis differences in property and equipment and deferred charges. As of December 31, 2000, the Company has available net operating loss carryforwards of approximately $1.1 billion, which expire primarily in periods through 2019.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


9.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest on its long-term debt of $501.0 million, $324.8 million and $214.4 million in 2000, 1999 and 1998, respectively. The Company made cash payments for interest on the notes payable to affiliates of $9.1 million, $8.9 million and $70.5 million in 2000, 1999 and 1998, respectively.

     The Company made cash payments to Comcast for income taxes of $6.1 million, $7.4 million and $5.4 million in 2000, 1999 and 1998, respectively.

     During the year ended December 31, 2000, the Company acquired the assets and liabilities and/or partnership interests of Lenfest, Garden State Cable, Jones Intercable, Prime and Comcast MHCP, principally through mergers or contributions from Comcast (see Note 3). In addition, on December 31, 2000, the Company and Comcast completed their cable systems exchange with AT&T (see Note 3). The fair values of the assets and liabilities acquired by the Company during the year ended December 31, 2000 are presented as follows (in millions):


        Current assets...............................           $198.1
        Investments..................................            369.1
        Property, plant & equipment..................          1,030.9
        Deferred charges.............................         14,558.6
        Current liabilities..........................           (260.4)
        Long-term debt...............................         (2,146.5)
        Deferred income taxes and other..............         (3,245.6)
                                                          ------------
             Net assets acquired.....................        $10,504.2
                                                          ============

     During 2000, the Company (i) redeemed certain shares of its common stock for nominal consideration, and then (ii) in consideration for the Prime Contribution and the Reorganization, issued certain shares of its common stock to Comcast and to a wholly-owned subsidiary of Comcast, resulting in a net redemption of 861.11 shares.

     During the year ended December 31, 1999, the Company eliminated the outstanding balance of notes payable to affiliates of $139.6 million through a non-cash capital contribution from Comcast.

10.  COMMITMENTS AND CONTINGENCIES

     Commitments
     Minimum annual rental commitments for office space and equipment under noncancelable operating leases are as follows (dollars in millions):

              2001...........................................   $20.5
              2002...........................................    15.8
              2003...........................................    13.1
              2004...........................................     9.7
              2005...........................................     7.7
              Thereafter.....................................    24.6

     Pole rentals have been excluded from the above schedule as they are generally cancelable after an initial period by either party upon notice.

     Rental expense (including pole rentals) of $44.6 million, $33.7 million and $23.8 million has been charged to operations in 2000, 1999 and 1998, respectively.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Concluded)

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

                                     PART IV

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements of ours are included in
         Part II, Item 8:

         Independent Auditors' Report.......................................20
         Consolidated Balance Sheet--December 31, 2000 and 1999.............21
         Consolidated Statement of Operations--Years
           Ended December 31, 2000, 1999 and 1998...........................22
         Consolidated Statement of Cash Flows--Years
           Ended December 31, 2000, 1999 and 1998...........................23
         Consolidated Statement of Stockholders' Equity --
           Years Ended December 31, 2000, 1999 and 1998.....................24
         Notes to Consolidated Financial Statements.........................25

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

     (c) Reports on Form 8-K:

         None.

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

         3.2 By-laws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-4, as amended, filed on September 22, 1997).

         4.1(a) Indenture dated as of May 1, 1997 by and between Comcast Cable Communications, Inc. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company), as Trustee
                  (incorporated by reference to Exhibit 4.1(a) to our Registration Statement on Form S-4, as amended, filed on September 22, 1997).

         4.1(b) Form of Notes relating to our 8 1/8% Senior Notes due 2004, 8 3/8% Senior Notes due 2007, 6.20% Senior Notes due 2008, 6.375% Senior Notes due 2006, 6.75% Senior Notes due 2011, 8 7/8% Senior Notes due 2017 and 8 1/2% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1(b) to our Registration Statement on Form S-4, as amended, filed on September 22, 1997).

         10.1 Tax Sharing Agreement, dated as of December 2, 1992, among Storer Communications, Inc., TKR Cable I, Inc., TKR Cable II, Inc., TKR Cable III, Inc., AT&T Corp (as successor to Tele-Communications, Inc.), Comcast Corporation and each of the Departing Subsidiaries that are signatories thereto (incorporated by reference to Exhibit 4 to Comcast Corporation's Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).

         10.2 Tax Sharing Agreement, dated December 2, 1992, between Comcast Corporation and Comcast Storer, Inc. (incorporated by reference to Exhibit 9 to Comcast Corporation's Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).

         10.3 Management Agreement, dated as of April 24, 1997, between Comcast Cable Communications, Inc. and Comcast Corporation
                  (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-4, as amended, filed on September 22, 1997).

         10.4 Promissory Note, dated as of July 2, 1997, between Comcast Cable Communications, Inc. and Comcast Corporation (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-4, as amended, filed on September 22, 1997).

         10.5 Agreement and Plan of Merger, dated as of November 16, 1999, by and among Comcast Corporation, Comcast LCI Holdings, Inc., a wholly owned subsidiary of Comcast, Lenfest Communications, Inc. ("Lenfest") and Lenfest's stockholders as named therein. (incorporated by reference to Exhibit 10.1 to the Comcast Corporation Current Report on Form 8-K filed on December 13,
                  1999).

         10.6 Agreement and Plan of Merger among Jones Intercable, Inc., Comcast Corporation and Comcast JOIN Holdings, Inc., dated as of December 22, 1999 (incorporated by reference to Exhibit 2.1 to the Comcast Corporation Registration Statement on Form S-4 filed on January 10, 2000).

         10.7 Agreement and Plan of Merger, dated as of July 28, 2000, by and among Comcast Cable Communications, Inc., Comcast LCI Holdings, Inc., formerly a wholly owned subsidiary of Comcast Corporation and Comcast JOIN Holdings, Inc., formerly a wholly owned subsidiary of Comcast Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 27, 2000).

         10.8 Asset Exchange Agreement, dated as of August 11, 2000, among AT&T Corp. and Comcast Corporation (incorporated by reference to Exhibit 10.1 to the Comcast Corporation Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000).

         10.9 Agreement and Plan of Reorganization, dated as of August 11, 2000, among Comcast Corporation, Comcast Cable Communications, Inc., Comcast CCCI II, LLC, Comcast Teleport, Inc., Comcast Heritage, Inc., Comcast Communications Properties, Inc., and AT&T Corp. (incorporated by reference to Exhibit 10.2 to the Comcast Corporation Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000).

         10.10 Five-Year Revolving Credit Agreement, dated as of August 24, 2000, among Comcast Cable Communications, Inc. and the Financial Institutions Party Hereto, Banc of America
                  Securities LLC and Chase Securities Inc., as Joint Lead Arrangers and Joint Book Managers, BNY Capital Markets, Inc. and Salomon Smith Barney Inc., as Co-Arrangers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuing Lender, Chase Securities Inc., as Syndication Agent and Citibank, N.A. and The Bank of New York, as Co- Documentation Agents (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000).

         10.11 364-Day Revolving Credit Agreement, dated as of August 24, 2000, among Comcast Cable Communications, Inc. and the Financial Institutions Party Hereto, Banc of America
                  Securities LLC and Chase Securities Inc., as Joint Lead Arrangers and Joint Book Managers, BNY Capital Markets, Inc. and Salomon Smith Barney Inc., as Co-Arrangers, Bank of America, N.A., as Administrative Agent, Chase Securities Inc., as Syndication Agent and Citibank, N.A. and The Bank of New York, as Co-Documentation Agents. (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000).

         10.12 Asset Exchange Closing Agreement dated as of January 1, 2001 among Comcast Corporation, the Comcast Parties, Adelphia Communications Corporation and the Adelphia Parties (incorporated by reference to Exhibit 10.24 to the Comcast Corporation Annual Report on Form 10-K for the year ended December 31, 2000).

         12.1     Statement  re:  Computation  of  Ratio  of  Earnings  to Fixed
                  Charges.

         23.1     Consent of Deloitte & Touche LLP.

         23.2     Consents of Arthur Andersen LLP.

         99.1 Report of Independent Public Accountants to Jones Intercable, Inc. as of December 31, 1999 and for the year then ended.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 16, 2001.


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

SIGNATURE                             TITLE                                 DATE
---------                             -----                                 ----

/s/ Ralph J. Roberts           Chairman; Director                       March 16, 2001
-------------------------
Ralph J. Roberts

/s/ Brian L. Roberts           Vice Chairman; Director (Principal       March 16, 2001
-------------------------      Executive Officer)
Brian L. Roberts

/s/ Lawrence S. Smith          Executive Vice President; Director       March 16, 2001
-------------------------
Lawrence S. Smith

/s/ Stanley L. Wang            Executive Vice President, Secretary;     March 16, 2001
-------------------------      Director
Stanley L. Wang

/s/ John R. Alchin             Executive Vice President, Treasurer      March 16, 2001
-------------------------      (Principal Financial Officer)
John R. Alchin

/s/ Lawrence J. Salva          Senior Vice President                    March 16, 2001
-------------------------      (Principal Accounting Officer)
Lawrence J. Salva

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES
                    -----------------------------------------




To the Board of Directors and Stockholders
Comcast Cable Communications, Inc.
Philadelphia, Pennsylvania


Our audits of the financial statements referred to in our report dated February 23, 2001, appearing in the Annual Report on Form 10-K of Comcast Cable
Communications, Inc. and its subsidiaries (the "Company") for the year ended December 31, 2000 also included the financial statement schedules of the Company, listed in Item 14(b)(i). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 23, 2001

                        COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                        ---------------------------------------------------

                          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                          -----------------------------------------------

                              REGISTRANT UNCONSOLIDATED (PARENT ONLY)
                              ---------------------------------------

                                      CONDENSED BALANCE SHEET
                                      -----------------------

                             (Dollars in millions, except share data)



                                                                                    December 31,
                                                                                        1999
                                                                                   --------------
ASSETS
Investments in and amounts due to/from subsidiaries eliminated
   upon consolidation, net......................................................         $4,395.3
Deferred charges, net...........................................................             24.2
                                                                                   --------------
                                                                                         $4,419.5
                                                                                   --------------

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Accrued interest and other...................................................            $29.8
                                                                                   --------------
       Total current liabilities................................................             29.8
                                                                                   --------------
   Long-term debt...............................................................          2,490.0
                                                                                   --------------
   Deferred income taxes, due to affiliates.....................................             89.4
                                                                                   --------------
   Other liabilities ...........................................................              1.5
                                                                                   --------------

STOCKHOLDER'S EQUITY
   Common stock, $1 par value - authorized and issued, 1,000 shares
   Additional capital...........................................................          4,931.4
   Accumulated deficit..........................................................         (3,150.1)
   Accumulated other comprehensive income.......................................             27.5
                                                                                   --------------
       Total stockholder's equity...............................................          1,808.8
                                                                                   --------------
                                                                                         $4,419.5
                                                                                   ==============

                        COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                        ---------------------------------------------------

                         SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                         ------------------------------------------------

                              REGISTRANT UNCONSOLIDATED (PARENT ONLY)
                              ---------------------------------------

                     CONDENSED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                     ---------------------------------------------------------

                                           (In millions)


                                                                       Year Ended December 31,
                                                                      1999              1998
                                                                   -----------       -----------
AMORTIZATION..................................................            $2.5              $1.7
                                                                   -----------       -----------

OPERATING LOSS................................................             2.5               1.7

OTHER (INCOME) EXPENSE
   Interest income on affiliate notes, net....................                            (142.4)
   Interest expense, net......................................           192.5             149.9
   Equity in net losses of affiliates.........................           120.2              82.1
                                                                   -----------       -----------
                                                                         312.7              89.6
                                                                   -----------       -----------

LOSS BEFORE INCOME TAX (BENEFIT) EXPENSE......................          (315.2)            (91.3)

INCOME TAX (BENEFIT) EXPENSE..................................           (61.5)              6.0
                                                                   -----------       -----------

NET LOSS......................................................          (253.7)            (97.3)

ACCUMULATED DEFICIT
   Beginning of year..........................................        (2,896.4)         (2,799.1)
                                                                   -----------       -----------

   End of year................................................       ($3,150.1)        ($2,896.4)
                                                                   ===========       ===========

                        COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                        ---------------------------------------------------

                         SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                         ------------------------------------------------

                              REGISTRANT UNCONSOLIDATED (PARENT ONLY)
                              ---------------------------------------

                                 CONDENSED STATEMENT OF CASH FLOWS
                                 ---------------------------------

                                           (In millions)



                                                                          Year Ended December 31,
                                                                             1999         1998
                                                                           ---------    ---------
OPERATING ACTIVITIES
   Net loss..............................................................    ($253.7)      ($97.3)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
     Amortization........................................................        2.5          1.7
     Non-cash interest expense...........................................        0.6          0.4
     Equity in net losses of affiliates..................................      120.2         82.1
     Deferred income tax benefit, due to affiliates......................        5.8         31.8
                                                                           ---------    ---------
                                                                              (124.6)        18.7

     Changes in working capital and other liabilities....................       (0.9)         6.9
                                                                           ---------    ---------
         Net cash (used in) provided by operating activities.............     (125.5)        25.6
                                                                           ---------    ---------

FINANCING ACTIVITIES
   Proceeds from borrowings..............................................                   797.9
   Proceeds from notes payable to affiliate..............................                    72.4
   Repayment of notes payable to affiliates..............................                  (144.7)
   Capital contributions from parent.....................................      960.1
   Deferred financing costs..............................................                   (11.7)
                                                                           ---------    ---------
         Net cash provided by financing activities.......................      960.1        713.9
                                                                           ---------    ---------

INVESTING ACTIVITIES
   Net transactions with affiliates......................................     (834.6)      (739.5)
                                                                           ---------    ---------
         Net cash used in investing activities...........................     (834.6)      (739.5)
                                                                           ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS....................................

CASH AND CASH EQUIVALENTS, beginning of year.............................
                                                                           ---------    ---------

CASH AND CASH EQUIVALENTS, end of year...................................    $            $
                                                                           =========    =========


                                  COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                  ---------------------------------------------------

                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                    -----------------------------------------------

                                      YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                      --------------------------------------------

                                                     (In millions)



                                                                              Additions
                                              Balance at                      Charged to      Deductions       Balance
                                              Beginning       Effect of       Costs and          from           at End
                                               of Year      Acquisitions       Expenses      Reserves(A)       of Year
                                               -------      ------------       --------      -----------       -------

Allowance for Doubtful Accounts

2000                                           $31.2            $10.7           $33.7           $35.7          $39.9

1999                                            19.4              3.1            23.6            14.9           31.2

1998                                            16.7                             15.8            13.1           19.4







(A) Uncollectible accounts written off.