Form 10-Q
period 2001-03-31
COMCAST CABLE COMMUNICATIONS INC
filed 2001-05-15
CIK 1040573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                                 MARCH 31, 2001
                                       OR

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
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (215) 665-1700
                                                    -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes  X                                    No
            ----                                     -----

                           --------------------------

As of March 31, 2001, there were 138.39 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                              Number
PART I.   FINANCIAL INFORMATION
          ITEM 1.    Financial Statements

                     Condensed Consolidated Balance Sheet as of March 31,
                     2001 and December 31, 2000 (Unaudited).......................................2

                     Condensed Consolidated Statement of Operations and
                     Accumulated Deficit for the Three Months Ended
                     March 31, 2001 and 2000 (Unaudited)..........................................3

                     Condensed Consolidated Statement of Cash Flows for the
                     Three Months Ended March 31, 2001 and 2000 (Unaudited).......................4

                     Notes to Condensed Consolidated Financial Statements (Unaudited)........5 - 10

          ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations....................................11 - 13

PART II.  OTHER INFORMATION

          ITEM 1.    Legal Proceedings...........................................................14

          ITEM 6.    Exhibits and Reports on Form 8-K............................................14

          SIGNATURE..............................................................................15
                                    -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended March 31, 2001. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast Cable," the "Company," "we," "us" and "our" refer to Comcast Cable Communications, Inc. and its subsidiaries.

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

                              COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                   FORM 10-Q
                                         QUARTER ENDED MARCH 31, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     CONDENSED CONSOLIDATED BALANCE SHEET
                                                  (Unaudited)


                                                                               (Dollars in millions, except share data)
                                                                                      March 31,     December 31,
                                                                                        2001           2000
                                                                                      ---------      ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents.......................................................      $21.7          $44.2
   Investments.....................................................................       38.8           52.6
   Cash held by an affiliate.......................................................      338.6           74.2
   Accounts receivable, less allowance for doubtful accounts of $38.8 and $39.9....      205.8          241.7
   Due from affiliates.............................................................       99.7            0.6
   Other current assets............................................................       93.1           48.0
                                                                                     ---------      ---------
       Total current assets........................................................      797.7          461.3
                                                                                     ---------      ---------
INVESTMENTS........................................................................      689.8          590.9
                                                                                     ---------      ---------
NOTES RECEIVABLE FROM AFFILIATES...................................................      339.3           99.3
                                                                                     ---------      ---------
PROPERTY AND EQUIPMENT.............................................................    6,188.0        5,720.5
   Accumulated depreciation........................................................   (1,384.9)      (1,322.6)
                                                                                     ---------      ---------
   Property and equipment, net.....................................................    4,803.1        4,397.9
                                                                                     ---------      ---------
DEFERRED CHARGES                                                                      24,872.8       23,789.8
   Accumulated amortization........................................................   (3,900.6)      (3,535.2)
                                                                                     ---------      ---------
   Deferred charges, net...........................................................   20,972.2       20,254.6
                                                                                     ---------      ---------
                                                                                     $27,602.1      $25,804.0
                                                                                     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses...........................................     $781.1         $798.8
   Accrued interest................................................................      149.6           74.1
   Current portion of long-term debt...............................................      203.3            3.3
                                                                                     ---------      ---------
       Total current liabilities...................................................    1,134.0          876.2
                                                                                     ---------      ---------
LONG-TERM DEBT, less current portion...............................................    6,839.7        6,711.0
                                                                                     ---------      ---------
NOTES PAYABLE TO AFFILIATES........................................................    1,023.4          860.1
                                                                                     ---------      ---------
DEFERRED INCOME TAXES, due to affiliate, net.......................................    5,426.3        5,016.4
                                                                                     ---------      ---------
OTHER LONG-TERM LIABILITIES........................................................      586.0          283.1
                                                                                     ---------      ---------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
   Common stock, $1 par value - authorized 1,000 shares; issued 138.89 shares .....
   Additional capital..............................................................   15,272.8       15,272.8
   Accumulated deficit.............................................................   (2,678.1)      (3,044.1)
   Accumulated other comprehensive loss............................................       (2.0)        (171.5)
                                                                                     ---------      ---------
       Total stockholders' equity..................................................   12,592.7       12,057.2
                                                                                     ---------      ---------
                                                                                     $27,602.1      $25,804.0
                                                                                     =========      =========


See notes to condensed consolidated financial statements.

                              COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                   FORM 10-Q
                                         QUARTER ENDED MARCH 31, 2001
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                                  (Unaudited)



                                                                                       (Dollars in millions)
                                                                                   Three Months Ended March 31,
                                                                                     2001             2000
                                                                                  ----------       ----------
SERVICE INCOME..................................................................    $1,126.2           $965.9
                                                                                  ----------       ----------

COSTS AND EXPENSES
   Operating....................................................................       415.7            417.0
   Selling, general and administrative..........................................       227.3            225.4
   Depreciation and amortization................................................       666.7            495.3
                                                                                  ----------       ----------
                                                                                     1,309.7          1,137.7
                                                                                  ----------       ----------

OPERATING LOSS..................................................................      (183.5)          (171.8)

OTHER INCOME (EXPENSE)
   Interest expense.............................................................      (132.8)          (124.1)
   Interest (expense) income on notes payable/receivable to/from affiliates.....       (17.4)             0.9
   Investment (expense) income..................................................       (79.0)            35.5
   Equity in net losses of affiliates...........................................        (2.8)
   Other income (expense).......................................................     1,198.0             (0.3)
                                                                                  ----------       ----------
                                                                                       966.0            (88.0)
                                                                                  ----------       ----------

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
   ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE.............................       782.5           (259.8)

INCOME TAX (EXPENSE) BENEFIT....................................................      (355.2)            65.4
                                                                                  ----------       ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE.......................................       427.3           (194.4)

EXTRAORDINARY ITEMS.............................................................                         (0.9)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE..........................................       (61.3)
                                                                                  ----------       ----------

NET INCOME (LOSS)...............................................................       366.0           (195.3)

ACCUMULATED DEFICIT
   Beginning of period..........................................................    (3,044.1)        (3,150.1)
                                                                                  ----------       ----------

   End of period................................................................   ($2,678.1)       ($3,345.4)
                                                                                  ==========       ==========


See notes to condensed consolidated financial statements.

                                 COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                      FORM 10-Q
                                             QUARTER ENDED MARCH 31, 2001
                                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     (Unaudited)

                                                                                           (Dollars in millions)
                                                                                       Three Months Ended March 31,
                                                                                          2001              2000
                                                                                        ---------         ---------
OPERATING ACTIVITIES
   Net income (loss)................................................................       $366.0           ($195.3)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization..................................................        666.7             495.3
     Extraordinary items............................................................                            0.9
     Non-cash interest expense (income).............................................          1.2              (0.1)
     Non-cash interest expense on notes payable to affiliates.......................          3.1
     Deferred expenses charged by an affiliate......................................                           95.9
     Equity in net losses of affiliates.............................................          2.8
     Gains on investments and other income, net.....................................     (1,112.5)            (30.0)
     Cumulative effect of accounting change.........................................         61.3
     Deferred income tax expense (benefit), due to affiliate........................        345.0             (67.3)
     Other..........................................................................        (13.0)              8.3
                                                                                        ---------         ---------
                                                                                            320.6             307.7
     Changes in working capital.....................................................         62.5              44.8
                                                                                        ---------         ---------
           Net cash provided by operating activities................................        383.1             352.5
                                                                                        ---------         ---------

FINANCING ACTIVITIES
   Proceeds from borrowings.........................................................      2,445.5              75.0
   Retirements and repayments of long-term debt.....................................     (2,159.5)           (461.1)
   Proceeds from notes payable to affiliates........................................        359.2
   Repayment of notes payable to affiliates.........................................       (199.0)
   Capital contributions from Parent................................................                          331.0
   Net transactions with affiliates.................................................        (99.1)             12.4
                                                                                        ---------         ---------
           Net cash provided by (used in) financing activities......................        347.1             (42.7)
                                                                                        ---------         ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...............................................        (27.8)            (75.3)
   Capital expenditures.............................................................       (436.8)           (226.4)
   (Increase) decrease in cash held by an affiliate.................................       (264.4)             15.6
   Purchases of short-term investments..............................................         (0.8)             (9.7)
   Purchases of investments.........................................................       (126.4)             (0.4)
   Proceeds from sales of investments...............................................        130.1              76.1
   Additions to deferred charges....................................................        (26.6)            (48.4)
                                                                                        ---------         ---------
           Net cash used in investing activities....................................       (752.7)           (268.5)
                                                                                        ---------         ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....................................        (22.5)             41.3

CASH AND CASH EQUIVALENTS, beginning of period......................................         44.2              61.0
                                                                                        ---------         ---------

CASH AND CASH EQUIVALENTS, end of period............................................        $21.7            $102.3
                                                                                        =========         =========


See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 2000 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 2001 and the condensed consolidated statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Comcast Cable Communications, Inc. (the "Company"), an indirect wholly owned subsidiary of Comcast Corporation ("Comcast"), and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2001 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2001 are not necessarily indicative of operating results for the full year.

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

     Consolidation of Comcast Cablevision of Garden State, L.P.
     Comcast Cablevision of Garden State, L.P. ("Garden State Cable") (formerly Garden State Cablevision L.P.), a cable communications company serving subscribers in New Jersey, is a partnership which was owned 50% by Lenfest and 50% by Comcast. In December 2000, Comcast contributed its 50% interest in Garden State Cable to the Company. As a result of the Reorganization and Comcast's contribution of its 50% interest in Garden State Cable, the Company now owns 100% of Garden State Cable. The contribution of Comcast's 50% interest in Garden State Cable was accounted for at Comcast's historical cost in a manner similar to a pooling of interests. Accordingly, the accompanying condensed consolidated financial statements include the accounts of Garden State Cable since the date of the Lenfest acquisition.

2.   ADOPTION OF NEW ACCOUNTING STANDARD

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities. SFAS No. 133 requires that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designated and effective as fair value hedges, changes in the fair value of the derivative instrument will be substantially offset in the statement of operations by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in other comprehensive income until it is recognized in earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges will be recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge will be recorded each period in current earnings.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Upon adoption of SFAS No. 133, the Company recognized as a loss a cumulative effect of accounting change, net of related income taxes, of $61.3 million and a cumulative decrease in other comprehensive loss, net of related income taxes, of $54.2 million. The loss consisted of $94.3 million principally related to the reclassification of losses previously recognized as a component of accumulated other comprehensive loss on the Company's equity derivative instruments, net of related deferred income taxes. The decrease in other comprehensive loss consisted principally of the reclassification of the losses noted above.

3.   COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was $535.5 million and ($230.1) million, respectively. Total comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on marketable securities.

4.   ACQUISITIONS

     Adelphia Cable Systems Exchange
     On January 1, 2001, the Company and Comcast completed their previously announced cable systems exchange with Adelphia Communications Corporation ("Adelphia") pursuant to which the Company received cable communications systems serving approximately 445,000 subscribers from Adelphia. In exchange, Adelphia received certain of the Company's cable communications systems serving approximately 440,000 subscribers. In connection with the exchange, the Company recorded to other income a pre-tax gain of $1.199 billion representing the difference between the estimated fair value as of the closing date of the transaction and the Company's cost basis in the systems exchanged. The acquisition was accounted for under the purchase method of accounting. As such, the operating results of the acquired systems have been included in the Company's condensed consolidated statement of operations and accumulated deficit from the acquisition date. The allocation of the purchase price is preliminary pending completion of final appraisals (see Note 9).

     AT&T Cable Systems Acquisition
     On April 30, 2001, the Company and Comcast acquired interests in cable communications systems serving approximately 595,000 subscribers from AT&T Corp. ("AT&T") in exchange for approximately 63.9 million shares of AT&T common stock then held by the Company and Comcast, including substantially all of the shares held by the Company. The market value of the shares of AT&T common stock delivered in connection with the exchange was approximately $1.423 billion, based on the closing price of the AT&T common stock on the closing date of the transaction. Pursuant to the terms of the agreement between Comcast and AT&T, however, approximately 39.6 million shares of the AT&T common stock included in the exchange were valued at $54.41 per share for purposes of the exchange. Immediately upon closing of the transaction, Comcast contributed its interests in the acquired systems to the Company. The transaction will be accounted for as a purchase and is expected to qualify as tax free to the Company, to Comcast and to AT&T.

     Baltimore, Maryland System Acquisition
     On May 7, 2001, the Company, Comcast and AT&T entered into an agreement pursuant to which the Company will acquire the cable communications system serving approximately 110,000 subscribers in Baltimore, Maryland for approximately $500 million in cash, subject to adjustment. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close by the end of the second quarter of 2001.

     Unaudited Pro Forma Information
     The following unaudited pro forma information for the three months ended March 31, 2000 has been presented as if the Adelphia cable systems exchange, the AT&T cable systems exchange (which occurred in December
     2000), the acquisition of Prime Communications LLC (which occurred in August 2000) and the acquisition of the minority

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     interest in Comcast MHCP Holdings, L.L.C. (which occurred in February 2000) each occurred on January 1, 2000. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated the cable systems acquired since January 1, 2000.


                                                           (Amounts in millions)
                                                             Three Months Ended
                                                                 March 31,
                                                                   2000
                                                                ----------
Revenues..................................................        $1,049.2
Loss before extraordinary items and cumulative
    effect of accounting change...........................         ($322.8)
Net loss..................................................         ($323.7)


5.   INVESTMENTS

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies which it accounts for as available for sale securities. The unrealized pre-tax losses on available for sale investments as of March 31, 2001 and December 31, 2000 of $3.1 million and $263.9 million, respectively, have been reported in the Company's condensed consolidated balance sheet as a component of accumulated other comprehensive loss, net of related deferred income taxes of $1.1 million and $92.4 million, respectively.

     Excite@Home. As of March 31, 2001 and December 31, 2000, the Company has earned warrants to purchase 2.1 million shares of Excite@Home common stock. In January 2001, Comcast exercised its right to exchange its Excite@Home common stock and the Excite@Home warrants held by the Company with AT&T for shares of AT&T common stock. Comcast and AT&T are currently in discussions to renegotiate the terms of the transaction, which may or may not result in a change to the number of shares of AT&T common stock that the Company and Comcast will receive, as well as the number of Excite@Home shares, if any, the Company and Comcast transfer to AT&T. As of March 31, 2001 and December 31, 2000, the Company has recorded the Excite@Home warrants at their estimated fair value.

     Derivatives
     The Company employs derivative financial instruments to manage its exposure to fluctuations in interest rates . The Company has designated these derivative instruments as fair value hedges. The impact of recording these fair value hedges was not significant to the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2001.

     The Company makes investments in businesses, to some degree, through the purchase of equity call option or call warrant agreements ("Equity Warrants"). Subsequent to the adoption of SFAS No. 133, changes in the fair value of Equity Warrants are recorded to investment (expense) income.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Investment (Expense) Income
     Investment (expense) income for the three months ended March 31, 2001 and 2000 is comprised of the following (in millions):

                                                                 Three Months Ended
                                                                     March 31,
                                                               2001           2000
                                                            ----------      ---------
      Interest and dividend income.......................         $7.1           $3.6
      Gains on sales and exchanges of investments........          8.5           31.9
      Investment impairment losses.......................        (88.9)
      Mark to market adjustments on derivatives..........         (5.7)
                                                            ----------      ---------

           Investment (expense) income...................       ($79.0)         $35.5
                                                            ==========      =========

     The Company records losses on its investments for which the Company has determined that a decline in value of the investment was considered other than temporary. The loss for the three months ended March 31, 2001 relates principally to the Company's investments in Motorola, Inc. and AT&T (see
     Note 4).

6.   LONG-TERM DEBT

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

     Interest Rates
     As of March 31, 2001 and December 31, 2000, the Company's effective weighted average interest rate on its long-term debt outstanding was 7.26% and 7.85%, respectively.

     Lines and Letters of Credit
     As of March 31, 2001, the Company had unused lines of credit of $3.153 billion under its bank credit facility.

     As of March 31, 2001, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $96.2 million to cover potential fundings associated with several projects.

7.   NOTES RECEIVABLE FROM AFFILIATES AND NOTES PAYABLE TO AFFILIATES

     As of March 31, 2001 and December 31, 2000, notes receivable from affiliates consist of $339.3 million and $99.3 million principal amount of notes receivable from Comcast and certain of its wholly owned subsidiaries. The notes receivable bear interest at rates ranging from 7.75% to 10.5% (weighted average interest rate of 9.31% and 10.05% as of March 31, 2001 and December 31, 2000, respectively) and are due between 2010 and 2027.

     In February 2001, Comcast acquired Home Team Sports (now known as Comcast SportsNet - MidAtlantic), a regional sports programming network serving approximately 4.8 million homes in the Mid-Atlantic region, from Viacom, Inc. ("Viacom") and Affiliated Regional Communications, Ltd. (an affiliate of Fox Cable Network Services, LLC ("Fox")). Comcast agreed to increase the distribution of certain of Viacom's and Fox's programming networks on certain of the Company's cable communications systems. As of March 31, 2001, the estimated fair value of these agreements of $240.0 million is due from Comcast and is included in notes receivable from affiliates.

     As of March 31, 2001 and December 31, 2000, notes payable to affiliates consist of $1.020 billion and $860.1 million principal amount of notes payable to Comcast and certain of its wholly owned subsidiaries. The notes

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     payable bear interest at rates ranging from 7.75% to 8.96% (weighted average interest rate of 8.0% and 8.05% as of March 31, 2001, and December 31, 2000) and are due between 2009 and 2027. Accrued interest relating to such notes of $3.1 million is included in notes payable to affiliates as of March 31, 2001.

8.   RELATED PARTY TRANSACTIONS

     Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the three months ended March 31, 2001 and 2000, the Company's service income includes $4.2 million and $3.8 million, respectively, relating to QVC.

     Through July 31, 2000, Comcast, through management agreements, managed the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provided that Comcast would supervise the management and operations of the cable systems and arrange for and supervise certain administrative functions. As compensation for such services, the agreements provided for Comcast to charge management fees of up to 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $54.2 million during the three months ended March 31, 2000. These charges are included in selling, general and administrative expenses in the Company's condensed consolidated statement of operations and accumulated deficit.

     Through July 31, 2000, on behalf of the Company, Comcast secured long-term programming contracts that generally provided for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charged each of the Company's subsidiaries for programming on a basis which generally approximated the amount each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to the Company by Comcast for programming of $48.3 million during the three months ended March 31, 2000 are included in operating expenses in the Company's condensed consolidated statement of operations and accumulated deficit.

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

     The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under these arrangements, the Company incurred total expenses of $29.7 million and $34.1 million during the three months ended March 31, 2001 and 2000, respectively. Programming purchased by the Company from suppliers in which Comcast holds an equity interest amounted to $37.2 million and $31.2 million during the three months ended March 31, 2001 and 2000, respectively.

     The Company has entered into a custodial account arrangement with Comcast Financial Agency Corporation ("CFAC"), a wholly owned subsidiary of Comcast, under which CFAC provides cash management services to the Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. As of March 31, 2001 and December 31, 2000, $338.6 million and $74.2 million, respectively, of the Company's cash was held by CFAC. These amounts have been classified as cash held by an affiliate in the Company's condensed consolidated balance sheet. During the three months ended March 31, 2001 and 2000, the Company recognized investment income of $4.1 million and $1.9 million, respectively, on cash held by CFAC.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     As of March 31, 2001 and December 31, 2000, current due from affiliates in the Company's condensed consolidated balance sheet includes amounts due from CFAC, partially offset by amounts due to Comcast and its affiliates.

9.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     During the three months ended March 31, 2001, the Company completed its cable systems exchange with Adelphia (see Note 4). The fair values of the assets and liabilities acquired by the Company during the three months ended March 31, 2001 are presented as follows (in millions):


            Current assets.....................................        $3.3
            Property, plant & equipment........................       141.6
            Deferred charges...................................     1,070.7
            Current liabilities................................       (17.0)
                                                                -----------
                     Net assets acquired.......................    $1,198.6
                                                                ===========

     The Company made cash payments for interest on its long-term debt of $56.1 million and $74.1 million during the three months ended March 31, 2001 and 2000, respectively. The Company made cash payments for interest on the notes payable to affiliates of $14.3 million during the three months ended March 31, 2001.

     The Company made cash payments for state income taxes of $0.4 million during the three months ended March 31, 2001.

10.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to such actions is not expected to materially affect the financial position, results of operations or liquidity of the Company.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to Securities and Exchange Commission General Instruction H to Form 10-Q, except as noted below.

Results of Operations

     Our summarized consolidated financial information for the three months ended March 31, 2001 and 2000 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                              Three Months Ended
                                                                  March 31,          Increase / (Decrease)
                                                               2001        2000          $          %
                                                             ---------   --------    ---------   --------
Analog video...........................................         $926.8     $835.4        $91.4       10.9%
Digital video..........................................           45.6       20.6         25.0         NM
Cable modem............................................           54.3       20.5         33.8         NM
Advertising sales......................................           65.7       57.9          7.8       13.5
Other..................................................           33.8       31.5          2.3        7.3
                                                             ---------   --------    ---------
   Service income......................................        1,126.2      965.9        160.3       16.6
Operating, selling, general and administrative
   expenses............................................          643.0      642.4          0.6        0.1
                                                             ---------   --------    ---------
Operating income before depreciation and
   amortization (1)....................................          483.2      323.5        159.7       49.4
Depreciation and amortization..........................          666.7      495.3        171.4       34.6
                                                             ---------   --------    ---------
Operating loss.........................................         (183.5)    (171.8)        11.7        6.8
                                                             ---------   --------    ---------
Interest expense.......................................         (132.8)    (124.1)         8.7        7.0
Interest (expense) income on notes
   payable/receivable to/from affiliates...............          (17.4)       0.9         18.3         NM
Investment (expense) income............................          (79.0)      35.5        114.5         NM
Equity in net losses of affiliates.....................           (2.8)                    2.8         NM
Other income (expense).................................        1,198.0       (0.3)     1,198.3         NM
Income tax (expense) benefit...........................         (355.2)      65.4        420.6         NM
                                                             ---------   --------    ---------
Income (loss) before extraordinary items and
   cumulative effect of accounting change..............         $427.3    ($194.4)      $621.7         NM
                                                             =========   ========    =========
------------

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

     In August 2000, two wholly owned subsidiaries of Comcast Corporation ("Comcast"), Comcast LCI Holdings, Inc. ("LCI Holdings") and Comcast JOIN Holdings, Inc. ("JOIN Holdings") were merged into us (the "Reorganization"). Jones Intercable, Inc. ("Jones Intercable"), the predecessor to JOIN Holdings owned cable systems and was acquired by Comcast in April 1999 and March 2000. Lenfest Communications, Inc. ("Lenfest"), the predecessor to LCI Holdings owned cable systems and was acquired by Comcast in January 2000.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001


The Reorganization was accounted for at Comcast's historical costs in a manner similar to a pooling of interests. Accordingly, our condensed consolidated financial statements include the accounts of the merged subsidiaries since the dates of their acquisition by Comcast.

     In December 2000, Comcast contributed its 50% interest in Comcast Cablevision of Garden State, L.P. ("Garden State Cable") (formerly Garden State Cablevision L.P.) to us. Garden State Cable is a partnership which was owned 50% by Lenfest and 50% by Comcast. As a result of the Reorganization and Comcast's contribution of its 50% interest in Garden State Cable (the "Garden State Contribution"), we now own 100% of Garden State Cable. The Garden State Cable Contribution was accounted for at Comcast's historical cost in a manner similar to a pooling of interests. Accordingly, our condensed consolidated financial statements include the accounts of Garden State Cable from the January 2000 date of Comcast's acquisition of Lenfest.

     See Notes 1 and 4 to our condensed consolidated financial statements included in Item 1.

     The effects of our cable systems exchanges with AT&T Corp. ("AT&T") and Adelphia Communications Corporation ("Adelphia") on December 31, 2000 and January 1, 2001, respectively, the Reorganization, the Garden State Contribution and our acquisition of Prime Communications LLC ("Prime") in August 2000 were to increase our revenues and expenses, resulting in increases in our operating income before depreciation and amortization. The increases in our property and equipment and deferred charges and the corresponding increases in depreciation expense and amortization expense for the three month period from 2000 to 2001 is primarily due to our cable system exchanges with AT&T and Adelphia, the effects of our acquisition of Prime, as well as our increased levels of capital expenditures.

Service Income

     Of the $91.4 million increase for the three month period from 2000 to 2001 in analog video service income, which consists of our basic, expanded basic, premium and pay-per-view services, $57.7 million is attributable to the effects of our acquisition of Prime and the AT&T and Adelphia cable system exchanges in August 2000, December 2000 and January 2001, respectively, and $33.7 million relates principally to changes in rates and subscriber growth in our historical operations. The increase from 2000 to 2001 in digital video service income is due primarily to the addition of approximately 201,000 digital subscriptions during the quarter ended March 31, 2001 and, to a lesser extent, to the effects of a new, higher-priced digital service offering made in the second half of 2000. The increase from 2000 to 2001 cable modem service income is primarily due to the addition of approximately 142,000 cable modem subscribers during the quarter ended March 31, 2001. The increase from 2000 to 2001 in advertising sales revenue is attributable to the effects of new advertising contracts, market-wide fiber interconnects and the continued leveraging of our existing fiber networks. The increase from 2000 to 2001 in other service income, which includes installation revenues, guide revenues, commissions from electronic retailing and other product offerings, is primarily attributable to our acquisition of Prime and the AT&T and Adelphia cable systems exchanges.

Operating, Selling, General and Administrative Expenses

     See Note 8 to our condensed  consolidated  financial statements included in
Item 1.

     The increases in operating, selling, general and administrative expenses for the three month period from 2000 to 2001 is primarily due to the effects of increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, our acquisition of Prime and the AT&T and Adelphia cable system exchanges, the effects of cable modem subscriber growth, and, to a lesser extent, to increases in labor costs and other volume related expenses in our historical operations. Such increases were substantially offset by the effects of the assignment by Comcast to the Company in August 2000 of its intercompany management and programming agreements with the Company's subsidiaries. We anticipate the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Interest Expense

     The $8.7 million increase in interest expense for the three month period from 2000 to 2001 is primarily due to the effects of our offering of our senior notes in January 2001, offset, in part, by the effects of our repayments and retirement of debt.

Interest Expense on Notes Payable to Affiliates

     Interest expense on notes payable to affiliates for the three months ended March 31, 2001 is due to the increase in notes payable to affiliates outstanding as compared to the prior year period.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001


Investment (Expense) Income

     During the three months ended March 31, 2001 and 2000, we recognized pre-tax gains of $8.5 million and $31.9 million, respectively, on sales and exchanges of certain of our investments.

     During the three months ended March 31, 2001, we recorded losses of $88.9 million on certain of our investments based on a decline in value that was considered other than temporary. The loss relates principally to our investments in Motorola, Inc. and AT&T (see Note 4 to our condensed consolidated financial statements included in Item 1).

     Other Income (Expense)

     On January 1, 2001, in connection with our cable systems exchange with Adelphia pursuant to which we received cable communications systems serving approximately 445,000 subscribers from Adelphia in exchange for certain of our cable communications systems serving approximately 440,000 subscribers, we recorded a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value as of the closing date of the transaction and our cost basis in the systems exchanged.

Income Tax (Expense) Benefit

     The change in income tax (expense) benefit for the three month period from 2000 to 2001 is primarily the result of the effects of changes in our income
(loss) before income taxes, extraordinary items and cumulative effect of accounting change.

     Cumulative Effect of Accounting Change

     In connection with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, we recognized as a loss a cumulative effect of accounting change, net of related income taxes, of $61.3 million during the three months ended March 31, 2001. The loss consisted of $94.3 million principally related to the reclassification of losses previously recognized as a component of accumulated other comprehensive loss on our equity derivative instruments, net of related deferred income taxes.

     See Note 2 to our condensed  consolidated  financial statements included in
Item 1.

     We believe that our operations are not materially affected by inflation.

     Anticipated Transaction

     Comcast   intends  to  merge  its   subsidiary,   Comcast   Cablevision  of
Philadelphia Area I, Inc. ("Greater Philadelphia") with and into us (the "Greater Philadelphia Merger"). The Greater Philadelphia Merger is expected to close by the end of the third quarter of 2001, subject to receipt of regulatory approvals. Greater Philadelphia was acquired by Comcast on June 30, 1999 for approximately 8.5 million shares of Comcast Class A Special Common Stock with a value of $291.7 million. Upon closing, the Greater Philadelphia Merger will be accounted for at Comcast's historical cost, in a manner similar to a pooling of interests and our condensed consolidated financial statements will include the results of Greater Philadelphia since the June 1999 date of Comcast's acquisition. Upon closing of the Greater Philadelphia Merger, the Company will hold all of Comcast's consolidated cable communications systems.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001


PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     We are subject to legal proceedings and claims which arise in the ordinary course of our business. In the opinion of our management, the amount of ultimate liability with respect to such actions is not expected to
     materially  affect  our  financial  position,   results  of  operations  or
     liquidity.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

         None.

     (b) Reports on Form 8-K:

         We filed a Current Report on Form 8-K under Item 5 on January 4, 2001 relating to our announcement that we had completed our cable systems exchanges with AT&T Corporation and Adelphia Communications Corporation.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                COMCAST CABLE COMMUNICATIONS, INC.
                                -------------------------------------






                                /S/ LAWRENCE J. SALVA
                                -------------------------------------
                                Lawrence J. Salva
                                Senior Vice President
                                (Principal Accounting Officer)




Date: May 15, 2001