Form 10-Q
period 2001-06-30
COMCAST CABLE COMMUNICATIONS INC
filed 2001-08-14
CIK 1040573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                                  JUNE 30, 2001
                                       OR

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
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (215) 665-1700
                                                    -----------------

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

                           --------------------------

As of June 30, 2001, there were 138.89 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                        COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                             FORM 10-Q
                                    QUARTER ENDED JUNE 30, 2001

                                         TABLE OF CONTENTS
                                                                                             Page
                                                                                            Number
PART I.  FINANCIAL INFORMATION

         ITEM 1.    Financial Statements

                    Condensed Consolidated Balance Sheet as of June 30,
                    2001 and December 31, 2000 (Unaudited).......................................2

                    Condensed Consolidated Statement of Operations and
                    Accumulated Deficit for the Three and Six Months Ended
                    June 30, 2001 and 2000 (Unaudited)...........................................3

                    Condensed Consolidated Statement of Cash Flows for the Six
                    Months Ended June 30, 2001 and 2000 (Unaudited)..............................4

                    Notes to Condensed Consolidated Financial Statements (Unaudited)........5 - 10

         ITEM 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................................11 - 14

PART II. OTHER INFORMATION

         ITEM 1.    Legal Proceedings...........................................................15

         ITEM 6.    Exhibits and Reports on Form 8-K............................................15

         SIGNATURE..............................................................................16

                       -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended June 30, 2001. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast Cable," the "Company," "we," "us" and "our" refer to Comcast Cable Communications, Inc. and its subsidiaries.

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

                              COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                   FORM 10-Q
                                          QUARTER ENDED JUNE 30, 2001

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                                     CONDENSED CONSOLIDATED BALANCE SHEET
                                     ------------------------------------
                                                  (Unaudited)

                                                                               (Dollars in millions, except share data)
                                                                                      June 30,      December 31,
                                                                                        2001           2000
                                                                                      ---------      ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents.......................................................      $14.7          $44.2
   Investments.....................................................................      123.2           52.6
   Cash held by an affiliate.......................................................      358.1           74.2
   Accounts receivable, less allowance for doubtful accounts of $46.7 and $39.9....      235.7          241.7
   Due from affiliates.............................................................      150.4            0.6
   Other current assets............................................................       92.6           48.0
                                                                                     ---------      ---------
       Total current assets........................................................      974.7          461.3
                                                                                     ---------      ---------
INVESTMENTS........................................................................      181.4          590.9
                                                                                     ---------      ---------
NOTES RECEIVABLE FROM AFFILIATES...................................................      373.7           99.3
                                                                                     ---------      ---------
PROPERTY AND EQUIPMENT.............................................................    6,991.6        5,720.5
   Accumulated depreciation........................................................   (1,486.1)      (1,322.6)
                                                                                     ---------      ---------
   Property and equipment, net.....................................................    5,505.5        4,397.9
                                                                                     ---------      ---------
DEFERRED CHARGES...................................................................   26,394.8       23,789.8
   Accumulated amortization........................................................   (4,401.0)      (3,535.2)
                                                                                     ---------      ---------
   Deferred charges, net...........................................................   21,993.8       20,254.6
                                                                                     ---------      ---------
                                                                                     $29,029.1      $25,804.0
                                                                                     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses...........................................     $857.7         $798.8
   Accrued interest................................................................      115.1           74.1
   Current portion of long-term debt...............................................      203.4            3.3
                                                                                     ---------      ---------
       Total current liabilities...................................................    1,176.2          876.2
                                                                                     ---------      ---------
LONG-TERM DEBT, less current portion...............................................    7,840.1        6,711.0
                                                                                     ---------      ---------
NOTES PAYABLE TO AFFILIATES........................................................      238.7          860.1
                                                                                     ---------      ---------
DEFERRED INCOME TAXES, due to affiliate, net.......................................    5,608.0        5,016.4
                                                                                     ---------      ---------
OTHER LONG-TERM LIABILITIES........................................................      598.3          283.1
                                                                                     ---------      ---------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
   Common stock, $1 par value - authorized 1,000 shares; issued 138.89 shares......
   Additional capital..............................................................   16,411.4       15,272.8
   Accumulated deficit.............................................................   (2,890.9)      (3,044.1)
   Accumulated other comprehensive income (loss)...................................       47.3         (171.5)
                                                                                     ---------      ---------
       Total stockholders' equity..................................................   13,567.8       12,057.2
                                                                                     ---------      ---------
                                                                                     $29,029.1      $25,804.0
                                                                                     =========      =========


See notes to condensed consolidated financial statements.


                                  COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                       FORM 10-Q
                                              QUARTER ENDED JUNE 30, 2001
                        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                        ----------------------------------------------------------------------
                                                      (Unaudited)



                                                                                (Dollars in millions)
                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
                                                                    2001         2000           2001          2000
                                                                 ----------   ----------     ----------    ----------
SERVICE REVENUES...............................................    $1,241.7     $1,011.4       $2,367.9      $1,977.3
                                                                 ----------   ----------     ----------    ----------

COSTS AND EXPENSES
   Operating...................................................       450.6        440.2          866.3         857.2
   Selling, general and administrative.........................       246.6        224.2          473.9         449.6
   Depreciation and amortization...............................       723.8        566.8        1,390.5       1,062.1
                                                                 ----------   ----------     ----------    ----------
                                                                    1,421.0      1,231.2        2,730.7       2,368.9
                                                                 ----------   ----------     ----------    ----------

OPERATING LOSS.................................................      (179.3)      (219.8)        (362.8)       (391.6)

OTHER INCOME (EXPENSE)
   Interest expense............................................      (128.7)      (118.9)        (261.5)       (243.0)
   Interest expense on notes payable to affiliates, net........        (4.5)        (3.7)         (21.9)         (2.8)
   Investment income (expense).................................        16.7          0.1          (62.3)         35.6
   Equity in net losses of affiliates..........................        (1.5)        (0.8)          (4.3)         (0.8)
   Other income (expense)......................................        (0.6)        (2.1)       1,197.4          (2.4)
                                                                 ----------   ----------     ----------    ----------
                                                                     (118.6)      (125.4)         847.4        (213.4)
                                                                 ----------   ----------     ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES,
   EXTRAORDINARY ITEMS AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE.................................      (297.9)      (345.2)         484.6        (605.0)

INCOME TAX BENEFIT (EXPENSE)...................................        85.1        101.8         (270.1)        167.2
                                                                 ----------   ----------     ----------    ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS
   AND CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE......................................................      (212.8)      (243.4)         214.5        (437.8)

EXTRAORDINARY ITEMS............................................                     (4.2)                        (5.1)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE.........................                                   (61.3)
                                                                 ----------   ----------     ----------    ----------

NET INCOME (LOSS)..............................................      (212.8)      (247.6)         153.2        (442.9)

ACCUMULATED DEFICIT
   Beginning of period.........................................    (2,678.1)    (3,345.4)      (3,044.1)     (3,150.1)
                                                                 ----------   ----------     ----------    ----------

   End of period...............................................   ($2,890.9)   ($3,593.0)     ($2,890.9)    ($3,593.0)
                                                                 ==========   ==========     ==========    ==========


See notes to condensed consolidated financial statements.


                                  COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                       FORM 10-Q
                                              QUARTER ENDED JUNE 30, 2001
                                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    ----------------------------------------------
                                                      (Unaudited)


                                                                                           (Dollars in millions)
                                                                                         Six Months Ended June 30,
                                                                                          2001              2000
                                                                                        ---------         ---------
OPERATING ACTIVITIES
   Net income (loss)................................................................       $153.2           ($442.9)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..................................................      1,390.5           1,062.1
     Extraordinary items............................................................                            5.1
     Non-cash interest expense......................................................          2.4               1.1
     Deferred expenses charged by an affiliate......................................                           95.9
     Equity in net losses of affiliates.............................................          4.3               0.8
     Gains on investments and other income, net.....................................     (1,124.4)            (27.2)
     Cumulative effect of accounting change.........................................         61.3
     Deferred income tax expense (benefit), due to affiliate........................        257.1            (183.4)
     Other..........................................................................        (25.6)             (3.3)
                                                                                        ---------         ---------
                                                                                            718.8             508.2
     Changes in working capital.....................................................         81.7              (5.5)
                                                                                        ---------         ---------
           Net cash provided by operating activities................................        800.5             502.7
                                                                                        ---------         ---------

FINANCING ACTIVITIES
   Proceeds from borrowings.........................................................      4,388.1              75.1
   Retirements and repayments of debt...............................................     (3,092.1)           (562.0)
   Proceeds from notes payable to affiliates........................................        515.1
   Repayment of notes payable to affiliates.........................................       (646.0)
   Capital contributions from Parent................................................                          331.0
   Net transactions with affiliates.................................................       (171.6)            181.8
   Deferred financing costs.........................................................        (19.3)
                                                                                        ---------         ---------
           Net cash provided by financing activities................................        974.2              25.9
                                                                                        ---------         ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...............................................       (546.5)            (83.8)
   Capital expenditures.............................................................       (945.4)           (483.3)
   (Increase) decrease in cash held by an affiliate.................................       (283.9)             34.0
   Purchases of investments.........................................................       (126.4)             (0.4)
   Proceeds from sales of investments...............................................        156.6              76.1
   Additions to deferred charges....................................................        (58.6)            (95.8)
                                                                                        ---------         ---------
           Net cash used in investing activities....................................     (1,804.2)           (553.2)
                                                                                        ---------         ---------

DECREASE IN CASH AND CASH EQUIVALENTS...............................................        (29.5)            (24.6)

CASH AND CASH EQUIVALENTS, beginning of period......................................         44.2              61.0
                                                                                        ---------         ---------

CASH AND CASH EQUIVALENTS, end of period............................................        $14.7             $36.4
                                                                                        =========         =========


See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     Comcast Cable Communications, Inc. (the "Company"), a wholly-owned subsidiary of Comcast Corporation ("Comcast"), has prepared these unaudited condensed consolidated financial statements based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods.

     These financial statements include all adjustments that are necessary for a fair presentation of the Company's results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

     For a more complete discussion of the Company's accounting policies and certain other information, refer to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Reorganization
     In August 2000, two wholly owned subsidiaries of Comcast, Comcast LCI Holdings, Inc. ("LCI Holdings") and Comcast JOIN Holdings, Inc. ("JOIN Holdings") were merged into the Company (the "Reorganization"). Lenfest Communications, Inc. ("Lenfest"), the predecessor to LCI Holdings, owned cable systems and was acquired by Comcast in January 2000. Jones Intercable, Inc. ("Jones Intercable"), the predecessor to JOIN Holdings, owned cable systems and was acquired by Comcast in April 1999 and March 2000. The Reorganization was accounted for at Comcast's historical cost in a manner similar to a pooling of interests. Accordingly, the accompanying financial statements include the accounts of the merged subsidiaries since the dates of their acquisition by Comcast.

     Consolidation of Comcast Cablevision of Garden State, L.P.
     Comcast Cablevision of Garden State, L.P. ("Garden State Cable"), a cable communications company serving subscribers in New Jersey, is a partnership which was owned 50% by Lenfest and 50% by Comcast. In December 2000, Comcast contributed its 50% interest in Garden State Cable to the Company. As a result of the Reorganization and Comcast's contribution of its 50% interest in Garden State Cable, the Company now owns 100% of Garden State Cable. The contribution of Comcast's 50% interest in Garden State Cable was accounted for at Comcast's historical cost in a manner similar to a pooling of interests. Accordingly, the accompanying financial statements include the accounts of Garden State Cable since the date of the Lenfest acquisition.

2.   ADOPTION OF NEW ACCOUNTING STANDARD

     SFAS No. 133, As Amended
     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities. SFAS No. 133 requires that all derivative instruments be reported on the balance sheet at their fair values.

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The loss consisted of $94.3 million principally related to the reclassification of losses previously recognized as a component of accumulated other comprehensive loss on the Company's equity derivative instruments, net of related deferred income taxes.

     The decrease in other comprehensive loss consisted principally of the reclassification of the losses noted above.

3.   COMPREHENSIVE INCOME (LOSS)

     The Company's total comprehensive income (loss) for the interim periods was as follows (in millions):

                                                             Three Months Ended       Six Months Ended
                                                                  June 30,                June 30,
                                                               2001        2000       2001        2000
                                                             ---------  ----------  ---------  ----------
     Net income (loss)....................................     ($212.8)    ($247.6)    $153.2     ($442.9)
     Unrealized gains (losses) on marketable securities...        49.3       (35.9)     218.8       (70.7)
                                                             ---------  ----------  ---------  ----------
     Comprehensive income (loss)..........................     ($163.5)    ($283.5)    $372.0     ($513.6)
                                                             =========  ==========  =========  ==========

4.   ACQUISITIONS

     Adelphia Cable Systems Exchange
     On January 1, 2001, the Company and Comcast completed their cable systems exchange with Adelphia Communications Corporation ("Adelphia"). The Company received cable systems serving approximately 445,000 subscribers from Adelphia and Adelphia received certain of the Company's cable systems serving approximately 441,000 subscribers. The Company recorded to other income a pre-tax gain of $1.199 billion representing the difference between the estimated fair value as of the closing date of the transaction and the Company's cost basis in the systems exchanged.

     AT&T Cable Systems Acquisition
     On April 30, 2001, the Company and Comcast acquired cable systems serving approximately 585,000 subscribers from AT&T Corp. ("AT&T") in exchange for approximately 63.9 million shares of AT&T common stock then held by the Company and Comcast, including all of the shares held by the Company. The market value of the AT&T shares was approximately $1.423 billion, based on the price of the AT&T common stock on the closing date of the transaction. Under the terms of the agreement between the Company, Comcast and AT&T, however, approximately 39.6 million shares of the AT&T common stock included in the exchange were valued at $54.41 per share for purposes of the exchange. Upon closing of the transaction, Comcast contributed its interests in the acquired systems to the Company. The transaction is expected to qualify as tax free to the Company, to Comcast and to AT&T.

     Baltimore, Maryland System Acquisition
     On  June  30,  2001,   the  Company   acquired  the  cable  system  serving
     approximately 112,000 subscribers in Baltimore, Maryland from AT&T for $518.7 million in cash. The purchase price is subject to adjustment.

     The Company accounted for the acquisitions under the purchase method of accounting. As such, the Company's results include the operating results of the acquired businesses from the dates of acquisition. The Company's cable systems exchange with Adelphia, the AT&T cable systems acquisition and the subsequent contribution by Comcast of its interests in the acquired systems to the Company had no significant impact on the Company's statement of cash flows during 2001 due to their noncash nature. The allocations of the purchase price for the 2001 acquisitions are preliminary pending completion of final appraisals (see Note 9).

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Unaudited Pro Forma Information
     The following unaudited pro forma information has been presented as if the acquisitions and cable systems exchanges made by the Company in 2001 and 2000 each occurred on January 1, 2000. For a discussion of the Company's 2000 acquisitions and cable systems exchange, refer to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.This information is based on historical results of operations and has been adjusted for acquisition costs. This information is not necessarily indicative of what the results would have been had the Company operated the entities acquired since January 1, 2000.

                                                              (Amounts in millions)
                                                            Six Months Ended June 30,
                                                              2001          2000
                                                           ---------     ----------
      Service revenues..................................   $2,511.3      $2,293.1
      Loss before extraordinary items and cumulative
          effect of accounting change...................     $212.3       ($667.7)
      Net loss..........................................     $151.0       ($672.8)

5.   INVESTMENTS

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies which it accounts for as available for sale securities. The unrealized pre-tax gains (losses) on available for sale investments as of June 30, 2001 and December 31, 2000 of $72.8 million and ($263.9) million, respectively, have been reported in the Company's balance sheet as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of ($25.5) million and $92.4 million, respectively.

     Derivatives
     The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates and security prices. The Company has designated these derivative instruments as fair value hedges. The Company also invests in businesses, to some degree, through the purchase of equity call option or call warrant agreements.

     Investment Income (Expense)
     Investment income (expense) for the interim periods includes the following (in millions):

                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                           2001         2000            2001         2000
                                                         ---------    ---------       --------     ---------
     Interest and dividend income.......................    $4.8         $2.4          $11.9          $6.0
     Gains (losses) on sales and exchanges
      of investments....................................    20.7         (2.3)          29.2          29.6
     Investment impairment losses.......................                               (88.9)
     Mark to market adjustments on derivatives..........    (8.8)                      (14.5)
                                                          -------      -------       --------     --------

                Investment income (expense).............   $16.7         $0.1         ($62.3)        $35.6
                                                          =======      =======       ========     ========

     The investment impairment losses for the six months ended June 30, 2001 relate principally to other than temporary declines in the Company's investments in AT&T, which was exchanged on April 30, 2001 (see Note 4) and Motorola, Inc.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

6.   LONG-TERM DEBT

     Senior Notes Offerings
     The Company sold an aggregate of $3.0 billion of public debt during the six months ended June 30, 2001 consisting of the following (dollars in millions):


        Issue Date                    Amount            Rate         Maturity
        ----------                   -------            ----         --------

        January 2001                  $500.0            6.375%        2006
        January 2001                 1,000.0             6.75%        2011
        May/June 2001                  750.0            6.875%        2009
        May/June 2001                  750.0            7.125%        2013
                                  ----------
        Total                       $3,000.0
                                  ----------

     The Company used substantially all of the net proceeds from the offerings to repay a portion of the amounts outstanding under its commercial paper program, revolving credit facility and notes payable to affiliates, and to fund its acquisition of the Baltimore, Maryland cable system (see Notes 4 and 7).

     Revolving Credit Facility
     In July 2001, the Company entered into a new $2.25 billion 364-day revolving credit facility and terminated its existing $2.25 billion 364-day revolving credit facility, maturing in August 2001. This facility supports the Company's commercial paper program and its terms are principally the same as the facility it replaced.

     Extraordinary Items
     Extraordinary items during the 2000 interim periods consist of unamortized debt issue costs and debt extinguishment costs, net of related tax benefits, expensed principally in connection with the redemption and retirement of certain indebtedness.

     Interest Rates
     As of June 30, 2001 and December 31, 2000, the Company's effective weighted average interest rate on its long-term debt outstanding was 7.06% and 7.85%, respectively.

     Lines and Letters of Credit
     As of June 30, 2001, the Company had unused lines of credit of $3.683 billion under its revolving credit facility.

     As of June 30, 2001, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $59.2 million to cover potential fundings associated with several projects.

7.   NOTES RECEIVABLE FROM AFFILIATES AND NOTES PAYABLE TO AFFILIATES

     As of June 30, 2001 and December 31, 2000, notes receivable from affiliates consist of $367.5 million and $99.3 million principal amount of notes receivable from Comcast and certain of its wholly owned subsidiaries. The notes receivable bear interest at rates ranging from 7.75% to 10.5% (weighted average interest rate of 7.94% and 10.05% as of June 30, 2001 and December 31, 2000, respectively) and are due between 2010 and 2027.
     Interest receivable relating to such notes of $6.2 million is included in notes receivable from affiliates as of June 30, 2001.

     In February 2001, Comcast acquired Home Team Sports (now known as Comcast SportsNet - MidAtlantic), a regional sports programming network serving approximately 4.8 million homes in the Mid-Atlantic region, from Viacom, Inc. ("Viacom") and Affiliated Regional Communications, Ltd. (an affiliate of Fox Cable Network Services, LLC ("Fox")). Comcast agreed to increase the distribution of certain of Viacom's and Fox's programming networks on certain of the Company's cable systems. As of June 30, 2001, notes receivable from affiliates includes $240.0 million due from Comcast related to these agreements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     As of June 30, 2001 and December 31, 2000, notes payable to affiliates consist of $235.6 million and $860.1 million principal amount of notes payable to Comcast and certain of its wholly owned subsidiaries. The notes payable bear interest at rates ranging from 7.75% to 8.96% (weighted average interest rate of 8.83% and 8.05% as of June 30, 2001, and December 31, 2000, respectively) and are due between 2009 and 2027. Accrued interest relating to such notes of $3.1 million is included in notes payable to affiliates as of June 30, 2001.

     On May 1, 2001, Comcast contributed notes receivable from affiliates totaling $493.6 million to the Company in a non-cash financing activity. The notes were subsequently used to repay notes payable to affiliates.

8.   RELATED PARTY TRANSACTIONS

     Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. These amounts are included in service revenues in the Company's statement of operations and accumulated deficit.

     Through July 31, 2000, Comcast, through management agreements, managed the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provided that Comcast would supervise the management and operations of the cable systems and arrange for and supervise certain administrative functions. As compensation for such services, the agreements provided for Comcast to charge management fees of up to 6% of gross revenues. These charges are included in selling, general and administrative expenses in the Company's statement of operations and accumulated deficit.

     Through July 31, 2000, on behalf of the Company, Comcast secured long-term programming contracts that generally provided for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charged each of the Company's subsidiaries for programming on a basis which generally approximated the amount each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. These charges are included in operating expenses in the Company's statement of operations and accumulated deficit.

     Effective August 1, 2000, Comcast assigned its intercompany management and programming agreements with the Company's subsidiaries and with certain of Comcast's other cable subsidiaries to the Company. As such, effective August 1, 2000, amounts charged by the Company to the Company's subsidiaries for management fees and programming are eliminated in the Company's consolidated financial statements.

     Effective August 1, 2001, the Company purchases programming from suppliers in which Comcast holds an equity interest. These charges are included in operating expenses in the Company's statement of operations and accumulated deficit.

     The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement
     arrangements.   These   charges  are  included  in  selling,   general  and
     administrative expenses in the Company's statement of operations and accumulated deficit.

     The Company has entered into a custodial account arrangement with Comcast Financial Agency Corporation ("CFAC"), a wholly owned subsidiary of Comcast, under which CFAC provides cash management services to the Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. These amounts have been classified as cash held by an affiliate in the Company's balance sheet.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     The Company's related party transactions for the interim periods were as follows (in millions):


                                                             Three Months Ended       Six Months Ended
                                                                  June 30,                June 30,
                                                               2001        2000       2001        2000
                                                             ---------  ----------  ---------  ----------
     QVC service revenue..................................        $4.2        $3.4       $8.4        $7.2
     Comcast management fees..............................                   $61.0                 $115.2
     Programming charges with affiliates..................       $31.5      $288.9      $56.4      $570.3
     Comcast cost-sharing charges.........................       $30.9       $41.4      $60.6       $75.5
     CFAC investment income...............................        $4.6        $0.6       $8.7        $2.5


9.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The fair values of assets and liabilities acquired by the Company through noncash transactions during 2001 (see Note 4) are as follows (in millions):


                  Current assets..............................        $22.2
                  Property, plant & equipment.................        681.3
                  Deferred charges............................      2,537.1
                  Current liabilities.........................        (19.1)
                                                                -----------
                           Net assets acquired.................    $3,221.5
                                                                ===========

     The Company made cash payments for interest and income taxes during the interim periods as follows (in millions):


                                                                     Three Months            Six Months
                                                                    Ended June 30,         Ended June 30,
                                                                   2001         2000      2001        2000
                                                                 --------     --------  --------    --------

Long-term debt interest.........................................   $162.2       $183.9    $218.1      $258.0
Notes payable to affiliates interest............................    $15.4                  $29.7
Income taxes....................................................     $5.3         $4.3      $5.7        $4.3


10.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to such actions is not expected to materially affect the financial position, results of operations or liquidity of the Company.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to Securities and Exchange Commission General Instruction H to Form 10-Q, except as noted below.

Results of Operations

     Our summarized financial information for the interim periods is as follows (dollars in millions, "NM" denotes percentage is not meaningful):



                                                                   Three Months Ended
                                                                        June 30,          Increase / (Decrease)
                                                                    2001        2000          $           %
                                                                  ---------   ---------   ---------    --------
Video...........................................................   $1,046.8      $879.1      $167.7        19.1%
Cable modem.....................................................       64.9        26.5        38.4       144.9
Advertising sales...............................................       85.2        71.3        13.9        19.5
Other...........................................................       44.8        34.5        10.3        29.9
                                                                  ---------   ---------   ---------    --------
   Service revenues.............................................    1,241.7     1,011.4       230.3        22.8
Operating, selling, general and administrative expenses.........      697.2       664.4        32.8         4.9
                                                                  ---------   ---------   ---------    --------
Operating income before depreciation and amortization (1).......      544.5       347.0       197.5        56.9
Depreciation and amortization...................................      723.8       566.8       157.0        27.7
                                                                  ---------   ---------   ---------    --------
Operating loss..................................................     (179.3)     (219.8)      (40.5)      (18.4)
                                                                  ---------   ---------   ---------    --------
Interest expense................................................     (128.7)     (118.9)        9.8         8.2
Interest expense on notes payable to affiliates, net............       (4.5)       (3.7)        0.8        21.6
Investment income...............................................       16.7         0.1        16.6          NM
Equity in net losses of affiliates..............................       (1.5)       (0.8)        0.7        87.5
Other expense...................................................       (0.6)       (2.1)       (1.5)      (71.4)
Income tax benefit..............................................       85.1       101.8       (16.7)      (16.4)
                                                                  ---------   ---------   ---------    --------
Loss before extraordinary items and cumulative
   effect of accounting change..................................    ($212.8)    ($243.4)     ($30.6)      (12.6%)
                                                                  ---------   ---------   ---------    --------

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001



                                                                    Six Months Ended
                                                                        June 30,          Increase / (Decrease)
                                                                    2001        2000          $           %
                                                                  ---------   ---------   ---------    --------
Video...........................................................   $2,019.2    $1,735.1      $284.1        16.4%
Cable modem.....................................................      119.2        47.0        72.2       153.6
Advertising sales...............................................      150.9       129.2        21.7        16.8
Other...........................................................       78.6        66.0        12.6        19.1
                                                                  ---------   ---------   ---------    --------
   Service revenues.............................................    2,367.9     1,977.3       390.6        19.8
Operating, selling, general and administrative expenses.........    1,340.2     1,306.8        33.4         2.6
                                                                  ---------   ---------   ---------    --------
Operating income before depreciation and amortization (1).......    1,027.7       670.5       357.2        53.3
Depreciation and amortization...................................    1,390.5     1,062.1       328.4        30.9
                                                                  ---------   ---------   ---------    --------
Operating loss..................................................     (362.8)     (391.6)      (28.8)       -7.4
                                                                  ---------   ---------   ---------    --------
Interest expense................................................     (261.5)     (243.0)       18.5         7.6
Interest expense on notes payable to affiliates, net............      (21.9)       (2.8)       19.1          NM
Investment income (expense).....................................      (62.3)       35.6        97.9          NM
Equity in net losses of affiliates..............................       (4.3)       (0.8)        3.5          NM
Other income (expense)..........................................    1,197.4        (2.4)    1,199.8          NM
Income tax benefit (expense)....................................     (270.1)      167.2      (437.3)         NM
                                                                  ---------   ---------   ---------    --------
Income (loss) before extraordinary items and
   cumulative effect of accounting change.......................     $214.5     ($437.8)     $652.3          NM
                                                                  =========   =========   =========    ========
------------

(1) Operating income before depreciation and amortization is commonly referred to in the cable business as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the cable business and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the cable industry, although our measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by our management to measure the operating performance of our business. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of our performance.

     In August 2000, two wholly owned subsidiaries of Comcast Corporation ("Comcast"), Comcast LCI Holdings, Inc. ("LCI Holdings") and Comcast JOIN Holdings, Inc. ("JOIN Holdings") were merged into us (the "Reorganization"). Jones Intercable, Inc. ("Jones Intercable"), the predecessor to JOIN Holdings, owned cable systems and was acquired by Comcast in April 1999 and March 2000. Lenfest Communications, Inc. ("Lenfest"), the predecessor to LCI Holdings, owned cable systems and was acquired by Comcast in January 2000. The Reorganization was accounted for at Comcast's historical costs in a manner similar to a pooling of interests. Accordingly, our financial statements include the accounts of the merged subsidiaries since the dates of their acquisition by Comcast.

     In December 2000, Comcast contributed its 50% interest in Comcast Cablevision of Garden State, L.P. ("Garden State Cable") to us. Garden State Cable is a partnership which was owned 50% by Lenfest and 50% by Comcast. As a result of the Reorganization and Comcast's contribution of its 50% interest in Garden State Cable (the "Garden State Contribution"), we now own 100% of Garden State Cable. The Garden State Cable Contribution was accounted for at Comcast's historical cost in a manner similar to a pooling of interests. Accordingly, our financial statements include the accounts of Garden State Cable from the date of Comcast's acquisition of Lenfest.

     Refer to Note 4 to our financial statements included in Item 1 for a discussion of our 2001 acquisitions.

     The effects of our recent acquisitions, the Reorganization and the Garden State Contribution were to increase our revenues and expenses, resulting in increases in our operating income before depreciation and amortization. The increases in our property and equipment and deferred charges and the corresponding

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

increases in depreciation expense and amortization expense for the interim periods from 2000 to 2001 are primarily due to the effects of our acquisitions, our cable system exchanges, as well as our increased levels of capital expenditures.

     Service Revenues

     Video revenue consists of our basic, expanded basic, premium, pay-per-view and digital subscriptions. Of the $167.7 million and $284.1 million increases in video revenues for the interim periods from 2000 to 2001, $107.8 million and $171.4 million are attributable to the effects of our acquisitions and exchanges of cable systems and $59.9 million and $112.7 million relate to changes in rates and subscriber growth in our historical operations, driven principally by growth in digital subscriptions. During the three and six months ended June 30, 2001 we added approximately 278,000 and 473,000 digital subscriptions, respectively.

     The increases in cable modem service revenues are primarily due to the addition of approximately 134,000 and 276,000 cable modem subscribers during the three and six months ended June 30, 2001.

     The increases in advertising sales revenue are attributable to the effects of new advertising contracts, market-wide fiber interconnects and the continued leveraging of our existing fiber networks.

     Other revenue includes installation revenues, guide revenues, commissions from electronic retailing and other product offerings. The increases are primarily attributable to growth in our historical operations.

     Operating, Selling, General and Administrative Expenses

     Refer to Note 8 to our financial statements included in Item 1 for a discussion of our related party transactions.

     The increases in operating, selling, general and administrative expenses are primarily due to the effects of increases in the costs of cable programming, cable modem subscriber growth, and, to a lesser extent, increases in labor costs and other volume related expenses in our historical operations.

     Our cost of programming increases as a result of changes in rates, subscriber growth, additional channel offerings and our acquisitions of cable systems. We anticipate the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

     Such increases were substantially offset by the effects of the assignment by Comcast to us in August 2000 of its intercompany management and programming agreements with our subsidiaries.

     Interest Expense

     The increases in interest expense for the interim periods from 2000 to 2001 are primarily due to the increase in our net borrowings.

     Interest Expense on Notes Payable to Affiliates, Net

     The increases in interest expense on notes payable to affiliates, net for the interim periods from 2000 to 2001 are due to increases in notes payable to affiliates outstanding as compared to the prior year periods.

     Investment Income (Expense)

     During the three and six months ended June 30, 2001 and 2000, we recognized pre-tax gains (losses) of $20.7 million, ($2.3) million, $29.2 million and $29.6 million, respectively, on sales and exchanges of certain of our investments.

     During the six months ended June 30, 2001, we recorded losses of $88.9 million on certain of our investments based on a decline in value that was considered other than temporary. The losses relate principally to our investments in Motorola, Inc. and AT&T (refer to Note 4 to our financial statements included in Item 1 for a discussion of our investments).

     Other Income (Expense)

     On January 1, 2001, in connection with our cable systems exchange with Adelphia pursuant to which we received cable systems serving approximately 445,000 subscribers from Adelphia in exchange for certain of our cable systems serving approximately 441,000 subscribers, we recorded a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value as of the closing date of the transaction and our cost basis in the systems exchanged.

     Income Tax Benefit (Expense)

     The changes in income tax benefit (expense) for the interim periods are primarily the result of the effects of

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


changes in our income (loss) before income taxes, extraordinary items and cumulative effect of accounting change.

     Cumulative Effect of Accounting Change

     Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, we recognized as a loss a cumulative effect of accounting change, net of related income taxes, of $61.3 million during the six months ended June 30, 2001. The loss consisted of $94.3 million principally related to the reclassification of losses previously recognized as a component of accumulated other comprehensive loss on our equity derivative instruments, net of related deferred income taxes.

     Capital Expenditures

     We have accelerated our cable system rebuild program and have increased deployment of cable modems and digital converters to our customers. As a result, we currently expect to invest $1.75 billion in capital expenditures in 2001, up from our previous estimate of $1.45 billion.

     We believe that our operations are not materially affected by inflation.

     Expected Impact of Adoption of SFAS No.'s 141 and 142

     The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. These statements address how intangible assets that are acquired individually, with a group of other assets or in connection with a business combination should be accounted for in financial statements upon and subsequent to their acquisition. The new statements require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and establish specific criteria for the recognition of intangible assets separately from goodwill.

     We adopted SFAS No. 141 on July 1, 2001, as required by the new statement. We do not expect the adoption of SFAS No. 141 to have a material impact on our financial position or results of operations.

     We will adopt SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption of SFAS No. 142, we will no longer amortize goodwill and other indefinite lived intangible assets. We will be required to test our goodwill and intangible assets that are deemed to have an indefinite life for impairment at least annually. Other than in those periods in which we may report an asset impairment, we expect that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. We are currently evaluating the impact adoption of SFAS No. 142 will have on our financial position and results of operations.

     Anticipated Transaction

     Comcast   intends  to  merge  its   subsidiary,   Comcast   Cablevision  of
Philadelphia Area I, Inc. ("Greater Philadelphia") with and into us (the "Greater Philadelphia Merger"). The Greater Philadelphia Merger is expected to close during 2002, subject to receipt of regulatory approvals. Greater Philadelphia was acquired by Comcast on June 30, 1999 for approximately 8.5 million shares of Comcast Class A Special Common Stock with a value of $291.7 million. Upon closing, the Greater Philadelphia Merger will be accounted for at Comcast's historical cost, in a manner similar to a pooling of interests and our financial statements will include the results of Greater Philadelphia since the date of Comcast's acquisition. Upon closing of the Greater Philadelphia Merger, the Company will hold all of Comcast's consolidated cable systems.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

         None.

     (b) Reports on Form 8-K:

         None.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

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




                                    COMCAST CABLE COMMUNICATIONS, INC.
                                    ------------------------------------------






                                    /S/ LAWRENCE J. SALVA
                                    ------------------------------------------
                                    Lawrence J. Salva
                                    Senior Vice President
                                    (Principal Accounting Officer)





Date: August 13, 2001