Form 10-Q
period 2001-09-30
COMCAST CABLE COMMUNICATIONS INC
filed 2001-11-13
CIK 1040573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                               SEPTEMBER 30, 2001
                                       OR

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

                           --------------------------

As of September 30, 2001, there were 138.89 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                           COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                FORM 10-Q
                                    QUARTER ENDED SEPTEMBER 30, 2001

                                            TABLE OF CONTENTS

                                                                                                 Page
                                                                                                Number
PART I.       FINANCIAL INFORMATION

              ITEM 1.    Financial Statements
                         Condensed Consolidated Balance Sheet as of September 30,
                         2001 and December 31, 2000 (Unaudited).......................................2

                         Condensed Consolidated Statement of Operations and
                         Accumulated Deficit for the Three and Nine Months Ended
                         September 30, 2001 and 2000 (Unaudited)......................................3

                         Condensed Consolidated Statement of Cash Flows for the Nine
                         Months Ended September 30, 2001 and 2000 (Unaudited).........................4

                         Notes to Condensed Consolidated Financial Statements (Unaudited)........5 - 11

              ITEM 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations....................................12 - 15

PART II.      OTHER INFORMATION

              ITEM 1.    Legal Proceedings...........................................................16

              ITEM 6.    Exhibits and Reports on Form 8-K............................................16

              SIGNATURE..............................................................................17

                                        -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended September 30, 2001. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast Cable," the "Company," "we," "us" and "our" refer to Comcast Cable Communications, Inc. and its subsidiaries.

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

                              COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                   FORM 10-Q
                                        QUARTER ENDED SEPTEMBER 30, 2001

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                      CONDENSED CONSOLIDATED BALANCE SHEET
                                      ------------------------------------
                                                  (Unaudited)


                                                                               (Dollars in millions, except share data)
                                                                                    September 30,   December 31,
                                                                                        2001           2000
                                                                                      ---------      ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................         $286.8          $44.2
   Investments..................................................................           92.0           52.6
   Cash held by an affiliate....................................................                          74.2
   Accounts receivable, less allowance for doubtful accounts of $54.7 and $39.9.          273.0          241.7
   Due from affiliates..........................................................          207.9            0.6
   Other current assets.........................................................           76.5           48.0
                                                                                      ---------      ---------
       Total current assets.....................................................          936.2          461.3
                                                                                      ---------      ---------
INVESTMENTS.....................................................................          182.0          590.9
                                                                                      ---------      ---------
NOTES RECEIVABLE FROM AFFILIATES................................................          383.1           99.3
                                                                                      ---------      ---------
PROPERTY AND EQUIPMENT..........................................................        7,593.0        5,720.5
   Accumulated depreciation.....................................................       (1,832.0)      (1,322.6)
                                                                                      ---------      ---------
   Property and equipment, net..................................................        5,761.0        4,397.9
                                                                                      ---------      ---------
DEFERRED CHARGES AND OTHER ASSETS...............................................       26,427.5       23,789.8
   Accumulated amortization.....................................................       (4,888.5)      (3,535.2)
                                                                                      ---------      ---------
   Deferred charges and other assets, net.......................................       21,539.0       20,254.6
                                                                                      ---------      ---------
                                                                                      $28,801.3      $25,804.0
                                                                                      =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................         $855.4         $798.8
   Accrued interest.............................................................          171.4           74.1
   Current portion of long-term debt............................................          203.4            3.3
                                                                                      ---------      ---------
       Total current liabilities................................................        1,230.2          876.2
                                                                                      ---------      ---------
LONG-TERM DEBT, less current portion............................................        7,874.6        6,711.0
                                                                                      ---------      ---------
NOTES PAYABLE TO AFFILIATES.....................................................          333.7          860.1
                                                                                      ---------      ---------
DEFERRED INCOME TAXES, due to affiliate, net....................................        5,483.8        5,016.4
                                                                                      ---------      ---------
OTHER LONG-TERM LIABILITIES.....................................................          568.9          283.1
                                                                                      ---------      ---------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
   Common stock, $1 par value - authorized 1,000 shares; issued 138.89 shares...
   Additional capital...........................................................       16,411.4       15,272.8
   Accumulated deficit..........................................................       (3,132.7)      (3,044.1)
   Accumulated other comprehensive income (loss)................................           31.4         (171.5)
                                                                                      ---------      ---------
       Total stockholders' equity...............................................       13,310.1       12,057.2
                                                                                      ---------      ---------
                                                                                      $28,801.3      $25,804.0
                                                                                      =========      =========


See notes to condensed consolidated financial statements.

                                  COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                       FORM 10-Q
                                           QUARTER ENDED SEPTEMBER 30, 2001
                        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                        ----------------------------------------------------------------------
                                                      (Unaudited)



                                                                                (Dollars in millions)
                                                                   Three Months Ended           Nine Months Ended
                                                                      September 30,               September 30,
                                                                    2001         2000           2001          2000
                                                                 ----------   ----------     ----------    ----------
SERVICE REVENUES...............................................    $1,295.6     $1,048.6       $3,663.5      $3,025.9
                                                                 ----------   ----------     ----------    ----------

COSTS AND EXPENSES
   Operating...................................................       469.2        372.9        1,335.5       1,230.1
   Selling, general and administrative.........................       259.7        219.5          733.6         669.1
   Depreciation and amortization...............................       757.4        606.2        2,147.9       1,668.3
                                                                 ----------   ----------     ----------    ----------
                                                                    1,486.3      1,198.6        4,217.0       3,567.5
                                                                 ----------   ----------     ----------    ----------

OPERATING LOSS.................................................      (190.7)      (150.0)        (553.5)       (541.6)

OTHER INCOME (EXPENSE)
   Interest expense............................................      (143.9)      (129.4)        (405.4)       (372.4)
   Interest income (expense) on affiliate notes, net...........         4.5         (2.9)         (17.4)         (5.7)
   Investment income (expense).................................        (9.0)         1.9          (71.3)         37.5
   Equity in net losses of affiliates..........................        (2.1)        (0.5)          (6.4)         (1.3)
   Other income (expense)......................................        (0.9)        (0.7)       1,196.5          (3.1)
                                                                 ----------   ----------     ----------    ----------
                                                                     (151.4)      (131.6)         696.0        (345.0)
                                                                 ----------   ----------     ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES,
   EXTRAORDINARY ITEMS AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE.................................      (342.1)      (281.6)         142.5        (886.6)

INCOME TAX BENEFIT (EXPENSE)...................................       100.3         75.4         (169.8)        242.6
                                                                 ----------   ----------     ----------    ----------

LOSS BEFORE EXTRAORDINARY ITEMS
   AND CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE......................................................      (241.8)      (206.2)         (27.3)       (644.0)

EXTRAORDINARY ITEMS............................................                     (2.0)                        (7.1)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE.........................                                   (61.3)
                                                                 ----------   ----------     ----------    ----------

NET LOSS.......................................................      (241.8)      (208.2)         (88.6)       (651.1)

ACCUMULATED DEFICIT
   Beginning of period.........................................    (2,890.9)    (3,593.0)      (3,044.1)     (3,150.1)
                                                                 ----------   ----------     ----------    ----------

   End of period...............................................   ($3,132.7)   ($3,801.2)     ($3,132.7)    ($3,801.2)
                                                                 ==========   ==========     ==========    ==========


See notes to condensed consolidated financial statements.

                                 COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                      FORM 10-Q
                                           QUARTER ENDED SEPTEMBER 30, 2001
                                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    ----------------------------------------------
                                                     (Unaudited)

                                                                                           (Dollars in millions)
                                                                                      Nine Months Ended September 30,
                                                                                          2001              2000
                                                                                        ---------         ---------
OPERATING ACTIVITIES
   Net loss.........................................................................       ($88.6)          ($651.1)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..................................................      2,147.9           1,668.3
     Non-cash interest expense......................................................          4.4               1.7
     Deferred expenses charged by an affiliate......................................                           95.9
     Equity in net losses of affiliates.............................................          6.4               1.3
     Gains on investments and other income, net.....................................     (1,110.7)            (30.0)
     Extraordinary items............................................................                            7.1
     Cumulative effect of accounting change.........................................         61.3
     Deferred income tax expense (benefit), due to affiliate........................        153.8            (289.5)
     Other..........................................................................        (51.9)             (2.4)
                                                                                        ---------         ---------
                                                                                          1,122.6             801.3
     Changes in working capital.....................................................         61.0             149.5
                                                                                        ---------         ---------
           Net cash provided by operating activities................................      1,183.6             950.8
                                                                                        ---------         ---------

FINANCING ACTIVITIES
   Proceeds from borrowings.........................................................      4,863.7           3,030.9
   Retirements and repayments of debt...............................................     (3,583.7)         (3,449.9)
   Proceeds from notes payable to affiliates........................................        673.0
   Repayment of notes payable to affiliates.........................................       (706.4)
   Capital contributions from Parent................................................                          331.0
   Net transactions with affiliates.................................................       (196.5)            201.4
   Deferred financing costs.........................................................        (19.3)            (34.4)
                                                                                        ---------         ---------
           Net cash provided by financing activities................................      1,030.8              79.0
                                                                                        ---------         ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...............................................       (588.0)            (73.0)
   Capital expenditures.............................................................     (1,392.8)           (838.9)
   Decrease in cash held by an affiliate............................................         74.2              34.0
   Loans to affiliates..............................................................        (28.3)
   Purchases of investments.........................................................       (126.4)             (0.9)
   Proceeds from sales of investments...............................................        156.6              76.3
   Additions to deferred charges....................................................        (67.1)           (180.2)
                                                                                        ---------         ---------
           Net cash used in investing activities....................................     (1,971.8)           (982.7)
                                                                                        ---------         ---------

INCREASE IN CASH AND CASH EQUIVALENTS...............................................        242.6              47.1

CASH AND CASH EQUIVALENTS, beginning of period......................................         44.2              61.0
                                                                                        ---------         ---------

CASH AND CASH EQUIVALENTS, end of period............................................       $286.8            $108.1
                                                                                        =========         =========


See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

2.   RECENT ACCOUNTING PRONOUNCEMENTS

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The loss consisted of $94.3 million principally related to the reclassification of losses previously recognized as a component of accumulated other comprehensive loss on the Company's equity derivative instruments, net of related deferred income taxes.

     The decrease in other comprehensive loss consisted principally of the reclassification of the losses noted above.

     SFAS No's. 141 and 142
     The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. These statements address how intangible assets that are acquired individually, with a group of other assets or in connection with a business combination should be accounted for in financial statements upon and subsequent to their acquisition. The new statements require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and establish specific criteria for the recognition of intangible assets separately from goodwill.

     The Company adopted SFAS No. 141 on July 1, 2001, as required by the new statement. The Company does not expect the adoption of SFAS No. 141 to have a material impact on its financial position or its results of operations.

     The Company will adopt SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, the Company will no longer amortize goodwill and other indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Company will be required to test its goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. Other than in those periods in which the Company may record an asset impairment, the Company expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense.

     Based on the Company's preliminary evaluation, the estimated pro forma effect of adoption of SFAS No. 142 would be to decrease amortization expense by approximately $1.4 billion for the nine months ended September 30, 2001 and $1.9 billion for the year ended December 31, 2001.

     SFAS No. 143
     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. While the Company is currently evaluating the impact the adoption of SFAS No. 143 will have on its financial position and results of operations, it does not expect such impact to be material.

     SFAS No. 144
     The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its financial position and results of operations, it does not expect such impact to be material.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

3.   COMPREHENSIVE INCOME (LOSS)

     The Company's total comprehensive income (loss) for the interim periods was as follows (in millions):

                                                             Three Months Ended       Nine Months Ended
                                                                September 30,           September 30,
                                                               2001        2000       2001        2000
                                                             ---------  ----------  ---------  ----------
     Net loss.............................................     ($241.8)    ($208.2)    ($88.6)    ($651.1)
     Unrealized gains (losses) on marketable securities...       (15.9)       (8.0)     202.9       (78.7)
                                                             ---------  ----------  ---------  ----------
     Comprehensive income (loss)..........................     ($257.7)    ($216.2)    $114.3     ($729.8)
                                                             =========  ==========  =========  ==========

4.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

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

     Excite@Home Services
     On September 28, 2001, Excite@Home Corporation ("Excite@Home"), the Company's provider of high-speed Internet access services, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to this filing, Comcast, the Company and Excite@Home entered into an amendment to the Company's distribution agreement under which Excite@Home agreed to continue to provide high-speed Internet access services to existing and new customers through November 30, 2001. While there can be no assurance that further developments in this bankruptcy proceeding will not adversely affect the Company's ability to provide high-speed Internet access, the Company believes that it will be able to continue to provide such services to existing and new customers through and following November 30, 2001. Further, while there can be no assurance that future developments will not result

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     in additional short-term costs for the Company, the Company believes that such costs will not have a material adverse effect on the Company's financial results.

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

                                                               (Amounts in millions)
                                                          Nine Months Ended September 30,
                                                             2001                 2000
                                                        ---------------      ---------------
Service revenues.....................................     $3,807.0             $3,475.2
Loss before extraordinary items and cumulative
    effect of accounting change......................       ($29.5)             ($861.8)
Net loss.............................................       ($90.8)             ($868.9)

5.   INVESTMENTS

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies which it accounts for as available for sale securities. The unrealized pre-tax gains (losses) on available for sale investments as of September 30, 2001 and December 31, 2000 of $48.3 million and ($263.9) million, respectively, have been reported in the Company's balance sheet as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of ($16.9) million and $92.4 million, respectively.

     Derivatives
     The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates and security prices. The Company has designated these derivative instruments as fair value hedges. The Company also invests in businesses, to some degree, through the purchase of equity call option or call warrant agreements.

     Investment Income (Expense)
     Investment income (expense) for the interim periods includes the following (in millions):

                                                      Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
                                                      2001         2000            2001         2000
                                                    ---------    ---------       --------     ---------

Interest and dividend income.......................      $4.8         $2.3          $16.7          $8.3
Gains (losses) on sales and exchanges
 of investments....................................                   (0.4)          29.2          29.2
Investment impairment losses.......................      (0.6)                      (89.5)
Mark to market adjustments on derivatives..........     (13.2)                      (27.7)
                                                    ---------    ---------       --------     ---------

     Investment income (expense)...................     ($9.0)        $1.9         ($71.3)        $37.5
                                                    =========    =========       ========     =========

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The investment impairment losses for the nine months ended September 30, 2001 relate principally to other than temporary declines in the Company's investments in AT&T, which was exchanged on April 30, 2001 (see Note 4 - AT&T Cable Systems Acquisition), and Motorola, Inc.

6.   LONG-TERM DEBT

     Senior Notes Offerings
     The Company sold an aggregate of $3.0 billion of public debt during the nine months ended September 30, 2001 consisting of the following (dollars in millions):


           Issue Date               Amount            Rate          Maturity
           ----------              -------           ------        ---------

        January 2001                  $500.0         6.375%           2006
        January 2001                 1,000.0          6.75%           2011
        May/June 2001                  750.0         6.875%           2009
        May/June 2001                  750.0         7.125%           2013
                                  ----------
        Total                       $3,000.0
                                  ----------

     The Company used substantially all of the net proceeds from the offerings to repay a portion of the amounts outstanding under its commercial paper program, revolving credit facility and notes payable to affiliates, and to fund its acquisition of the Baltimore, Maryland cable system (see Notes 4 and 7).

     Revolving Credit Facility
     In July 2001, the Company entered into a new $2.25 billion 364-day revolving credit facility and terminated its existing $2.25 billion 364-day revolving credit facility, which was to mature in August 2001. This facility supports the Company's commercial paper program and its terms are principally the same as the facility it replaced.

     Extraordinary Items
     Extraordinary items during the 2000 interim periods consist of unamortized debt issue costs and debt extinguishment costs, net of related tax benefits, expensed principally in connection with the redemption and retirement of certain indebtedness.

     Interest Rates
     As of September 30, 2001 and December 31, 2000, the Company's effective weighted average interest rate on its long-term debt outstanding was 6.89% and 7.85%, respectively.

     Interest Rate Risk Management
     During the nine months ended September 30, 2001, the Company entered into $500.0 million aggregate notional amount of fixed to variable interest rate exchange agreements ("Swaps") which mature between 2006 and 2008. As of September 30, 2001, the Company has Swaps with an aggregate notional amount of $950.0 million.

     Lines and Letters of Credit
     As of September 30, 2001, the Company had unused lines of credit of $3.703 billion under its revolving credit facility.

     As of September 30, 2001, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $60.0 million to cover potential fundings associated with several projects.

7.   NOTES RECEIVABLE FROM AFFILIATES AND NOTES PAYABLE TO AFFILIATES

     As of September 30, 2001 and December 31, 2000, notes receivable from affiliates consist of $367.6 million and $99.3 million principal amount of notes receivable from Comcast and certain of its wholly owned subsidiaries. The notes receivable bear interest at rates ranging from 7.75% to 10.5% (weighted average interest rate of 7.94% and

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     10.05% as of September 30, 2001 and December 31, 2000, respectively) and are due between 2010 and 2027. Interest receivable relating to such notes of $15.5 million is included in notes receivable from affiliates as of September 30, 2001.

     In February 2001, Comcast acquired Home Team Sports (now known as Comcast SportsNet - MidAtlantic), a regional sports programming network serving approximately 4.8 million homes in the Mid-Atlantic region, from Viacom, Inc. ("Viacom") and Affiliated Regional Communications, Ltd. (an affiliate of Fox Cable Network Services, LLC ("Fox")). Comcast agreed to increase the distribution of certain of Viacom's and Fox's programming networks on certain of the Company's cable systems. As of September 30, 2001, notes receivable from affiliates includes $240.0 million principal amount of notes receivable due from Comcast related to these agreements.

     As of September 30, 2001 and December 31, 2000, notes payable to affiliates consist of $333.1 million and $860.1 million principal amount of notes payable to Comcast and certain of its wholly owned subsidiaries. The notes payable bear interest at rates ranging from 7.75% to 8.96% (weighted average interest rate of 8.52% and 8.05% as of September 30, 2001 and December 31, 2000, respectively) and are due between 2009 and 2027. Accrued interest relating to such notes of $0.6 million is included in notes payable to affiliates as of September 30, 2001.

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

     Effective August 1, 2000, the Company purchases programming from suppliers in which Comcast holds an equity interest. These charges are included in operating expenses in the Company's statement of operations and accumulated deficit.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost reimbursement agreements. These charges are included in selling, general and administrative expenses in the Company's statement of operations and accumulated deficit.

     Effective August 1, 2001, Comcast contributed its wholly owned subsidiary, Comcast Financial Agency Corporation ("CFAC"), to the Company. CFAC provides cash management services to the Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. These amounts were classified as cash held by an affiliate in the Company's balance sheet as of December 31, 2000. As of September 30, 2001, amounts held by CFAC are included in cash and cash equivalents in the Company's balance sheet.


     The Company's related party transactions for the interim periods were as follows (in millions):

                                                             Three Months Ended       Nine Months Ended
                                                                September 30,           September 30,
                                                               2001        2000       2001        2000
                                                             ---------  ----------  ---------  ----------
     QVC service revenue..................................        $3.7        $3.1      $12.1       $10.3
     Comcast management fees..............................                   $19.9                 $135.1
     Programming charges with affiliates..................       $34.9      $222.4      $99.2      $792.7
     Comcast cost-sharing charges.........................       $35.9       $28.4     $106.5      $103.9
     CFAC investment income...............................                    $1.8       $8.7        $4.3


9.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The fair values of assets and liabilities acquired by the Company through noncash transactions during 2001 (see Note 4) are as follows (in millions):


                  Current assets..............................        $22.2
                  Property, plant & equipment.................        681.3
                  Deferred charges............................      2,537.1
                  Current liabilities.........................        (19.1)
                                                                -----------
                           Net assets acquired.................    $3,221.5
                                                                ===========

     The Company made cash payments for interest and income taxes during the interim periods as follows (in millions):

                                                                     Three Months            Nine Months
                                                                  Ended September 30,    Ended September 30,
                                                                   2001         2000      2001        2000
                                                                 --------     --------  --------    --------
Long-term debt interest.........................................    $85.6        $53.6    $303.7      $311.6
Notes payable to affiliates interest............................     $7.9         $0.2     $37.6        $0.2
Income taxes....................................................     $1.6         $1.4      $7.3        $5.7


10.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to such actions is not expected to materially affect the financial position, results of operations or liquidity of the Company.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001


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

Results of Operations

     Our summarized financial information for the interim periods is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                   Three Months Ended
                                                                      September 30,       Increase / (Decrease)
                                                                    2001        2000          $           %
                                                                  ---------   ---------   ---------    --------
Video...........................................................   $1,097.4      $914.9      $182.5        19.9%
Cable modem.....................................................       83.5        30.0        53.5       178.3
Advertising sales...............................................       82.8        68.9        13.9        20.2
Other...........................................................       31.9        34.8        (2.9)       (8.3)
                                                                  ---------   ---------   ---------    --------
   Service revenues.............................................    1,295.6     1,048.6       247.0        23.6
Operating, selling, general and administrative expenses.........      728.9       592.4       136.5        23.0
                                                                  ---------   ---------   ---------    --------
Operating income before depreciation and amortization (1).......      566.7       456.2       110.5        24.2
Depreciation and amortization...................................      757.4       606.2       151.2        24.9
                                                                  ---------   ---------   ---------    --------
Operating loss..................................................     (190.7)     (150.0)       40.7        27.1
                                                                  ---------   ---------   ---------    --------
Interest expense................................................     (143.9)     (129.4)       14.5        11.2
Interest income (expense) on affiliate notes, net...............        4.5        (2.9)        7.4          NM
Investment income (expense).....................................       (9.0)        1.9       (10.9)         NM
Equity in net losses of affiliates..............................       (2.1)       (0.5)        1.6       320.0
Other expense...................................................       (0.9)       (0.7)        0.2        28.6
Income tax benefit..............................................      100.3        75.4        24.9        33.0
                                                                  ---------   ---------   ---------    --------
Loss before extraordinary items and cumulative
   effect of accounting change..................................    ($241.8)    ($206.2)      $35.6        17.3%
                                                                  =========   =========   =========    ========


                                                                    Nine Months Ended
                                                                      September 30,       Increase / (Decrease)
                                                                    2001        2000          $           %
                                                                  ---------   ---------   ---------    --------
Video...........................................................   $3,116.6    $2,650.0      $466.6        17.6%
Cable modem.....................................................      202.7        77.0       125.7       163.2
Advertising sales...............................................      233.7       198.1        35.6        18.0
Other...........................................................      110.5       100.8         9.7         9.6
                                                                  ---------   ---------   ---------    --------
   Service revenues.............................................    3,663.5     3,025.9       637.6        21.1
Operating, selling, general and administrative expenses.........    2,069.1     1,899.2       169.9         8.9
                                                                  ---------   ---------   ---------    --------
Operating income before depreciation and amortization (1).......    1,594.4     1,126.7       467.7        41.5
Depreciation and amortization...................................    2,147.9     1,668.3       479.6        28.7
                                                                  ---------   ---------   ---------    --------
Operating loss..................................................     (553.5)     (541.6)       11.9         2.2
                                                                  ---------   ---------   ---------    --------
Interest expense................................................     (405.4)     (372.4)       33.0         8.9
Interest expense on affiliate notes, net........................      (17.4)       (5.7)       11.7       205.3
Investment income (expense).....................................      (71.3)       37.5      (108.8)         NM
Equity in net losses of affiliates..............................       (6.4)       (1.3)        5.1       392.3
Other income (expense)..........................................    1,196.5        (3.1)    1,199.6          NM
Income tax benefit (expense)....................................     (169.8)      242.6      (412.4)         NM
                                                                  ---------   ---------   ---------    --------
Loss before extraordinary items and cumulative
   effect of accounting change..................................     ($27.3)    ($644.0)    ($616.7)      (95.8%)
                                                                  =========   =========   =========    ========



               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001



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

     The effects of our recent acquisitions, the Reorganization and the Garden State Contribution were to increase our revenues and expenses, resulting in increases in our operating income before depreciation and amortization. The increases in our property and equipment and deferred charges and the corresponding increases in depreciation expense and amortization expense for the interim periods from 2000 to 2001 are primarily due to the effects of our acquisitions, our cable system exchanges, as well as our increased levels of capital expenditures.

     Service Revenues

     Video revenue consists of our basic, expanded basic, premium, pay-per-view and digital subscriptions. Of the $182.5 million and $466.6 million increases in video revenues for the interim periods from 2000 to 2001, $73.2 million and $244.6 million are attributable to the effects of our acquisitions and exchanges of cable systems and $109.3 million and $222.0 million relate to changes in rates and subscriber growth in our historical operations, driven principally by growth in digital subscriptions. During the three and nine months ended September 30, 2001 through acquisitions and normal operations we added approximately 278,000 and 751,000 digital subscriptions, respectively.

         The increases in cable modem revenue are primarily due to the addition of approximately 117,000 and 393,000 cable modem customers during the three and nine months ended September 30, 2001, respectively. On September 28, 2001, Excite@Home Corporation ("Excite@Home"), our provider of high-speed Internet access services, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to this filing, we, Comcast and Excite@Home entered into an amendment to our distribution agreement under which Excite@Home agreed to continue to provide high-speed Internet access services to our existing and new customers through November 30, 2001. While there can be no assurance that further developments in this bankruptcy proceeding will not adversely affect our ability to provide high-speed Internet access, we believe that we will be able to continue to provide such services to our existing and new customers through and following November 30, 2001.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001


Further, while there can be no assurance that future developments will not result in additional short-term costs for us, we believe that such costs will not have a material adverse effect on our financial results.

     The increases in advertising sales revenue are attributable to the effects of new advertising contracts, market-wide fiber interconnects and the continued leveraging of our existing fiber networks, as well as to the effects of an additional broadcast week in the third quarter of 2001, helping to offset an otherwise weak advertising environment.

     Other revenue includes installation revenues, guide revenues, commissions from electronic retailing and other product offerings. The increase for the nine month period is primarily attributable to growth in our historical operations.

     Operating, Selling, General and Administrative Expenses

     Refer to Note 8 to our financial statements included in Item 1 for a discussion of our related party transactions.

     The increases in operating, selling, general and administrative expenses are primarily due to the effects of our acquisitions and exchanges of cable systems, as well as the effects of increases in the costs of cable programming, cable modem subscriber growth, and, to a lesser extent, increases in labor costs and other volume related expenses in our historical operations.

     Our cost of programming increases as a result of changes in rates, subscriber growth, additional channel offerings and our acquisitions and exchanges of cable systems. We anticipate the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

     Such increases were substantially offset by the effects of the assignment by Comcast to us in August 2000 of its intercompany management and programming agreements with our subsidiaries.

     Interest Expense

     The increases in interest expense for the interim periods from 2000 to 2001 are primarily due to the increase in our net borrowings.

     Interest Income (Expense) on Affiliate Notes, Net

     The changes in interest income (expense) on affiliate notes, net for the interim periods from 2000 to 2001 are due to changes in notes payable to and notes receivable from affiliates outstanding as compared to the prior year periods.

     Investment Income (Expense)

     Refer to Note 5 to our financial statements included in Item 1 for the components of investment income (expense) for the 2001 and 2000 interim periods.

     During each of the nine months ended September 30, 2001 and 2000, we recognized pre-tax gains of $29.2 million on sales and exchanges of certain of our investments.

     During the nine months ended September 30, 2001, we recorded losses of $89.5 million on certain of our investments based on a decline in value that was considered other than temporary. The losses relate principally to our investments in Motorola, Inc. and AT&T (refer to Note 4 to our financial statements included in Item 1 for a discussion of our investments).

     Equity in Net Losses of Affiliates

     The increases in equity in net losses of affiliates for the interim periods from 2000 to 2001 are primarily attributable to the effects of increases in the net losses of our equity method investees.

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

     Income Tax Benefit (Expense)

     The changes in income tax benefit (expense) for the interim periods are primarily the result of the effects of changes in our income (loss) before income taxes, extraordinary items and cumulative effect of accounting change.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001


     Cumulative Effect of Accounting Change

     Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, we recognized as a loss a cumulative effect of accounting change, net of related income taxes, of $61.3 million during the nine months ended September 30, 2001. The loss consisted of $94.3 million principally related to the reclassification of losses previously recognized as a component of accumulated other comprehensive loss on our equity derivative instruments, net of related deferred income taxes.

     Capital Expenditures

     As previously disclosed, we have accelerated our cable system rebuild program and have increased deployment of cable modems and digital converters to our customers. Additionally, our cable operations are accelerating our plans for the migration of our high-speed Internet access customers from Excite@Home's national network to our own broadband communications network. As a result, we currently expect to invest $1.83 billion in capital expenditures in 2001, up from our previous estimate of $1.75 billion.

     Interest Rate Risk

     During the nine months ended September 30, 2001, we entered into $500.0 million aggregate notional amount of fixed to variable interest rate exchange agreements ("Swaps") which mature between 2006 and 2008. As of September 30, 2001, we have $950.0 million aggregate notional amount of fixed to variable Swaps with an average pay rate of 5.1% and an average receive rate of 7.5%.

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

         None.

     (b) Reports on Form 8-K:

         None.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      COMCAST CABLE COMMUNICATIONS, INC.
                                      ------------------------------------






                                      /S/ LAWRENCE J. SALVA
                                      ------------------------------------
                                      Lawrence J. Salva
                                      Senior Vice President
                                      (Principal Accounting Officer)





Date: November 13, 2001