Form 10-K
period 2001-12-31
COMCAST CABLE COMMUNICATIONS INC
filed 2002-03-29
CIK 1040573

--------------------------------------------------------------------------------


                                    FORM 10-K
                         ------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 2001

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

           Yes     X                                No
               ---------                               ---------
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

As of December 31, 2001, there were 138.89 shares of Common Stock outstanding.

                           --------------------------

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                           --------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                           --------------------------

--------------------------------------------------------------------------------

                                         COMCAST CABLE COMMUNICATIONS, INC.
                                            2001 FORM 10-K ANNUAL REPORT

                                                  TABLE OF CONTENTS
                                                       PART I
Item 1   Business.................................................................................................1
Item 2   Properties..............................................................................................13
Item 3   Legal Proceedings.......................................................................................14
Item 4   Submission of Matters to a Vote of Security Holders.....................................................14

                                                       PART II
Item 5   Market for the Registrant's Common Equity and Related Stockholder Matters...............................15
Item 6   Selected Financial Data.................................................................................15
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations...................16
Item 8   Financial Statements and Supplementary Data.............................................................25
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................47

                                                      PART III
Item 10  Directors and Executive Officers of the Registrant......................................................47
Item 11  Executive Compensation..................................................................................47
Item 12  Security Ownership of Certain Beneficial Owners and Management..........................................47
Item 13  Certain Relationships and Related Transactions..........................................................47

                                                       PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................48
SIGNATURES.......................................................................................................50


     This Annual Report on Form 10-K is for the year ended December 31, 2001. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "Comcast Cable," "we," "us" and "our" refer to Comcast Cable Communications, Inc. and its subsidiaries.

     You should carefully review the information contained in this Annual Report, and should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

     o    general economic conditions.

                                     PART I

ITEM 1    BUSINESS

     We are principally engaged in developing, managing and operating broadband communications networks. We are currently the third largest cable operator in the United States and have deployed digital cable applications and high-speed Internet service to the substantial majority of our cable communications systems to expand the products available on our broadband communications networks.

     We are a wholly owned subsidiary of Comcast Corporation ("Comcast"). Our consolidated cable operations served approximately 8.4 million subscribers and passed approximately 13.7 million homes in the United States as of December 31, 2001.

     We are a Delaware corporation that was organized in 1981. We have our principal executive offices at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148. Our telephone number is (215) 665-1700. We also have a world wide web site at http://www.comcast.com. The information posted on our web site is not incorporated into this Annual Report.

                      GENERAL DEVELOPMENTS OF OUR BUSINESS

     We entered into a number of significant transactions in 2001 which have closed or are expected to close in 2002. We have summarized these transactions below and have more fully described them in Note 4 to our consolidated financial statements in Item 8 of this Annual Report.

     Philadelphia Area I Merger

     Comcast intends to merge, subject to receipt of necessary regulatory and other approvals, its subsidiary, Comcast Cablevision of Philadelphia Area I,
Inc. ("Greater Philadelphia"), a cable communications company serving approximately 86,000 subscribers in Philadelphia, Pennsylvania, with and into us. Upon completion of the merger, which is expected to close during 2002, the operating results of Greater Philadelphia will be included in our consolidated financial statements from the June 1999 date of Comcast's acquisition of Greater Philadelphia.

     Adelphia Cable Systems Exchange

     On January 1, 2001, we and Comcast completed our cable systems exchange with Adelphia Communications Corporation. We received cable systems serving approximately 445,000 subscribers from Adelphia and Adelphia received certain of our cable systems serving approximately 441,000 subscribers. We recorded to other income a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value of $1.799 billion as of the closing date of the transaction and our cost basis in the systems exchanged.

     AT&T Cable Systems Acquisition

     On April 30, 2001, we and Comcast acquired cable systems serving approximately 585,000 subscribers from AT&T Corp. ("AT&T") in exchange for approximately 63.9 million shares of AT&T common stock then held by Comcast and us, including all of the shares held by us. The market value of the AT&T shares was approximately $1.423 billion, based on the price of the AT&T common stock on the closing date of the transaction. The transaction is expected to qualify as tax free to us, to Comcast and to AT&T.

     Baltimore, Maryland System Acquisition

     On June 30, 2001, we acquired the cable system serving approximately 112,000 subscribers in Baltimore City, Maryland from AT&T for $518.7 million in cash.

     At Home Services

     On September 28, 2001, At Home Corporation, our provider of high-speed Internet services, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On December 3, 2001, At Home agreed to continue to provide high-speed Internet services to our subscribers through February 28, 2002. In December 2001, we began to transfer our high-speed Internet subscribers from the At Home network to our new Comcast-owned and managed network. We completed this transition in February 2002.

                           DESCRIPTION OF OUR BUSINESS

     Technology and Capital Improvements

     Our cable communications networks receive signals by means of:

     o    special antennae,

     o    microwave relay systems,

     o    earth stations, and

     o    coaxial and fiber optic cables.

     Products and Services

     We offer a variety of services over our cable communications networks, including traditional analog video, digital cable and high-speed Internet service. Available service offerings depend on the bandwidth capacity of the cable communications system. Bandwidth, expressed in megahertz (MHz), is a measure of information-carrying capacity. It is the range of usable frequencies that can be carried by a cable communications system. The greater the bandwidth, the greater the capacity of the system. As of December 31, 2001, approximately 82% of our cable subscribers were served by a system with a capacity of at least 750-MHz and approximately 95% of our cable subscribers were served by a system with a capacity of at least 550-MHz.

     Digital compression technology enables us to substantially increase the number of channels our cable communications systems can carry, thereby providing a significant number of additional programming choices to our subscribers. Digital compression technology converts up to twelve analog signals into a digital format and compresses such signals into the bandwidth normally occupied by one analog signal. At the home, a set-top video terminal converts the digital signal into analog signals that can be viewed on a television set.

     We have deployed fiber optic cable and have upgraded the technical quality of the substantial majority of our cable communications networks. As a result, the reliability and capacity of our systems have increased, aiding in the delivery of additional video programming and other services such as enhanced digital video, high- speed Internet service and, in some areas, telephony.

     Franchises

     Cable communications systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities for varying lengths of time and are subject to federal, state and local legislation and regulation. Our franchises establish our contractual rights and obligations for constructing and operating a cable communications system in our franchise areas and typically provide for periodic payment of fees to franchising authorities of up to 5% of "revenues" (as defined by each franchise agreement). We normally pass those fees on to subscribers. In many cases, we need the consent of the franchising authority to transfer our franchises.

     Although franchises historically have been renewed, renewals may include less favorable terms and conditions than the existing franchise. Under law, franchises should continue to be renewed for companies that have provided adequate service and have complied with existing franchise terms and applicable law. We have never had a franchise revoked or otherwise been denied the right to provide service in a municipality. The franchising authority may choose to award additional franchises to competing companies at any time. As of December 31, 2001, we served approximately 1,900 franchise areas in the United States.

     Traditional Analog Video Services

     We receive the majority of our revenues from subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers.

     We offer a full range of traditional analog video services. We tailor both our basic channel line-up and our additional channel offerings to each system according to demographics, programming preferences, competition, price sensitivity and local regulation. Our analog service offerings include the following programming:

     o    basic programming,

     o    expanded basic programming,

     o    premium services, and

     o    pay-per-view programming.

     Our basic cable service typically consists of between 10-20 channels of programming. This service generally consists of programming provided by national television networks, local broadcast television stations, locally-originated programming, including governmental and public access, and limited satellite-delivered programming.

     Our expanded basic cable service, which may vary in size depending on the system's channel capacity, generally includes a group of satellite-delivered or non-broadcast channels in addition to the basic channel line-up.

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

     Advanced Service Offerings

     The high bandwidth capacity of our cable communications networks enables us to deliver substantially more channels and/or advanced products and services to our subscribers. A variety of technologies and the rapid growth of the Internet have presented us with opportunities to provide new or expanded products and services to our subscribers and to expand our sources of revenue. As a result, we now offer for the benefit of both our residential and commercial subscribers:

     o digital cable television services in substantially all of our systems, and

     o    high-speed   Internet  service  installed  in  personal  computers  in
          approximately 75% of our systems.

     We have and will continue to upgrade our cable communications systems so that we are able to provide these and other new services such as video on demand, commonly known as VOD, interactive television and cable telephony to our subscribers.

     Digital Cable Services

     Subscribers to our digital cable service may receive:

     o    an interactive program guide,

     o    multiple channels of digital music,

     o    additional expanded basic programming,

     o    additional premium services,

     o    "multiplexes"   of  premium   channels  to  which  a  subscriber  also
          subscribes, which are varied as to time of broadcast or programming content theme, and

     o additional pay-per-view programming, such as more pay-per-view options and/or frequent showings of the most popular films to provide near video-on-demand.

     Subscribers typically pay us on a monthly basis for digital cable services and generally may discontinue services at any time. Monthly rates vary generally according to the level of service and the number of digital converters selected by the subscriber.

     High-Speed Internet Service

     Prior to March 2002, we marketed At Home's high- speed Internet services as Comcast@Home in areas served by our cable communications systems. Subsequent to that time, our high-speed Internet subscribers are on our network. Residential subscribers can connect their personal computers via cable modems to a high-speed national network provided and managed by us to access online information, including the Internet, at faster speeds than that of conventional modems. We also provide businesses with Internet connectivity solutions and networked business applications.

     Other Revenue Sources

     We also generate revenues from advertising sales, installation services, commissions from electronic retailing and other services. We generate revenues from the sale of advertising time to local, regional and national advertisers on non-broadcast channels we carry over our cable communications systems.

     Sales and Marketing

     Our sales efforts are primarily directed toward generating incremental revenues in our franchise areas and increasing the number of subscribers we serve. We sell our products and services through:

     o    telemarketing,

     o    direct mail advertising,

     o    door-to-door selling,

     o    cable television advertising,

     o    local media advertising, and

     o    retail outlets.

     Programming

     We generally acquire a license for the programming we sell to our subscribers by paying a monthly fee to the licensor on a per subscriber per channel basis. Our programming costs are increased by:

     o    increases in the number of subscribers,

     o    expansion of the number of channels provided to subscribers, and

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

     Our Cable Communications Systems

     The table below summarizes certain subscriber information for our cable communications systems as of December 31 (homes, subscribers and subscriptions in thousands):



                                                  2001(9)     2000(9)    1999(9)      1998       1997
                                                ----------- ----------- ---------- ---------- ----------
Cable
     Homes Passed (1)........................       13,749      12,503      9,358      7,382      7,138
     Subscribers (2).........................        8,385       7,522      5,642      4,511      4,366
     Penetration (3).........................         61.0%       60.2%      60.3%      61.1%      61.2%
Digital Cable
     "Digital Ready" Subscribers (4).........        8,289       7,173      4,559      1,570
     Subscriptions (5).......................        2,299       1,339        515         78
     Penetration (6).........................         27.7%       18.7%      11.3%       5.0%
High-Speed Internet
     "Modem Ready" Homes Passed (7)..........       10,241       6,360      3,259      1,804        866
     Subscribers.............................          942         400        142         51         10
     "Modem Ready" Penetration (8)...........          9.2%        6.3%       4.4%       2.8%       1.2%
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

(8)  "Modem  ready"   penetration  means  the  number  of  high-speed   Internet
     subscribers as a percentage of "modem ready" homes passed.

(9) In April 1999, Comcast acquired and contributed to us its controlling interest in Jones Intercable, Inc. In January 2000, Comcast acquired Lenfest Communications, Inc. and in August 2000 the successor to Lenfest was merged with and into us. In August 2000, we acquired Prime Communications LLC. In 2000, we began consolidating Comcast Cablevision of Garden State, L.P. as a result of Comcast's contribution of its 50% interest in Garden State Cable to us in December 2000. On December 31, 2000 and January 1, 2001, we and Comcast completed our cable systems exchanges with AT&T Corp. and Adelphia Communications, respectively. The subscriber information as of December 31, 2000 excludes the effects of our exchange with AT&T. In April and June 2001, we acquired cable systems serving an aggregate of approximately 697,000 subscribers from AT&T.

                           ---------------------------

     Competition

     Our cable communications systems compete with a number of different sources which provide news, information and entertainment programming to consumers, including:

     o local television broadcast stations that provide off-air programming which can be received using a roof-top antenna and television set,

     o program distributors that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises,

     o satellite master antenna television systems, commonly known as SMATV, which generally serve condominiums, apartment and office complexes and residential developments,

     o other operators who build and operate communications systems in the same communities that we serve,

     o    interactive online computer services,

     o    newspapers, magazines and book stores,

     o    movie theaters,

     o    live concerts and sporting events, and

     o    home video products.

     In order to compete effectively, we strive to provide, at a reasonable price to subscribers:

     o    new products and services,

     o    superior technical performance,

     o    superior customer service, and

     o    a greater variety of video programming.

     Federal law allows local telephone companies to provide, directly to subscribers, a wide variety of services that are competitive with our cable communications services, including video and Internet services within and outside their telephone service areas.

     Telephone companies and other businesses construct and operate communications facilities that provide access to the Internet and distribute interactive computer-based services, data and other non-video services to homes and businesses. We are unable to predict the likelihood of success of competing video or cable service ventures by telephone companies or other businesses. Nor can we predict the impact these competitive ventures might have on our business and operations.

     We operate our cable communications systems pursuant to a non-exclusive franchise that is issued by the community's governing body such as a city council, a county board of supervisors or a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. Companies that traditionally have not provided cable services and that have substantial financial resources (such as public utilities that own certain of the poles to which our cables are attached) may also obtain cable franchises and may provide competing communications services.

     Certain facilities-based competitors offer cable and other communications services in various areas where we hold franchises. We anticipate that facilities-based competitors will develop in other franchise areas that we serve.

     In recent years, Congress has enacted legislation and the Federal Communications Commission, commonly known as the FCC, has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable communications systems. These competitors include open video systems, commonly known as OVS, and direct broadcast satellite service, commonly known as DBS, among others. According to recent government and industry reports, conventional, medium and high-power satellites currently provide programming to over 17 million individual households, condominiums, apartment and office complexes in the United States. DBS providers with high-power satellites typically offer to their subscribers more than 300 channels of programming, including programming services substantially similar to those provided by our cable communications systems.

     DBS service can be received throughout the continental United States through the installation of a small roof top or side-mounted antenna. DBS systems use video compression technology to increase channel capacity and digital technology to improve the quality and quantity of the signals transmitted to their subscribers. Our digital cable service is competitive with the programming, channel capacity and the digital quality of signals delivered to subscribers by DBS systems.

     Two major companies, DirecTV and Echostar, are currently offering nationwide high-power DBS services. On October 29, 2001, the Board of Directors of General Motors agreed to sell its Hughes Electronics subsidiary, the parent of DirecTV, to Echostar. Upon closing of the transaction, which is subject to shareholder and regulatory approvals, the combined company would serve more than 16 million subscribers, which constitutes approximately 94% of satellite television subscribers nationwide according to a recent FCC report.

     Federal legislation establishes, among other things, a permanent compulsory copyright license that permits satellite carriers to retransmit local broadcast television signals to subscribers who reside in the local television station's market. These companies are transmitting local broadcast signals in most markets which we serve. As a result, satellite carriers are competitive to cable communications system operators like us because they offer programming which closely resembles what we offer. These companies and others are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet services with a telephone return path and are beginning to provide true two-way interactivity. We are unable to predict the effects these competitive developments might have on our business and operations.

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

     Most of our cable communications systems are currently offering high-speed Internet services to subscribers. These systems compete with a number of other companies, many of whom have substantial resources, such as:

     o    existing Internet service providers, commonly known as ISPs,

     o    local telephone companies, and

     o    long distance telephone companies.

     Various companies, including telephone companies and ISPs, have asked local, state and federal governments to mandate that cable communications systems operators provide capacity on their broadband infrastructure so that these companies and others may deliver high-speed Internet and interactive television services to customers over cable facilities. In February 2002, we announced an agreement with a national ISP which will provide our subscribers in two major markets with access to the ISP's service, with the potential to roll-out this offering to other of our cable communications systems with the concurrence of both parties.

     The deployment of Digital Subscriber Line technology, known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. Numerous companies, including telephone companies, have introduced DSL service and certain telephone companies are seeking to provide high-speed broadband services without regard to present service boundaries and other regulatory restrictions. Congress is currently considering legislation that, if enacted into law, will eliminate or reduce significantly many of the regulatory restrictions on the offering of high-speed broadband services by local telephone companies. We are unable to predict the outcome of any legislative initiatives, the likelihood of success of competing online services offered by our competitors or what impact these competitive ventures may have on our business and operations.

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

     The Communications Act and FCC Regulations

     The Communications Act and the regulations and policies of the FCC affect significant aspects of our cable system operations, including:

     o    subscriber rates,

     o the content of programming we offer our subscribers, as well as the way we sell our program packages to subscribers and other video program distributors,

     o the use of our cable systems by franchising authorities, the public and other unrelated third parties,

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

     The FCC has detailed rate regulations, guidelines and rate forms that we and the franchising authority must use in connection with the regulation of our basic service and equipment rates. If the franchising authority concludes that our rates are not in accordance with the FCC's rate regulations, it may require us to reduce our rates and to refund overcharges to subscribers, with interest. We may appeal adverse rate decisions to the FCC.

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

     o require operators to charge uniform rates throughout each franchise area that is not subject to effective competition,

     o prohibit regulation of non-predatory bulk discount rates offered by operators to subscribers in commercial and residential developments,

     o permit regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level, and

     o prohibit regulation of rates by local franchising authorities for other services provided over a cable system, such as high-speed Internet services.

     Content Requirements

     The Communications Act and the FCC's regulations contain broadcast signal carriage requirements that allow certain local commercial television broadcast stations:

     o to elect once every three years to require a cable communications system to carry the station, subject to certain exceptions, or

     o    to negotiate with us on the terms by which we may carry the station on
          our  cable  communications  system,   commonly  called  retransmission
          consent.

     The Communications Act and the FCC's regulations require a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act and the FCC's regulations also give local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for:

     o all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations"),

     o    commercial radio stations, and

     o    certain low-power television stations.

     FCC regulations require us to carry the signals of local digital-only broadcast stations (both commercial and non-commercial) and the digital signals of those local broadcast stations that return their analog spectrum to the government and convert to a digital broadcast format. The FCC's rules give the digital-only broadcast stations the discretion to elect whether the operator will carry the station's signal in a digital or converted analog format, and they also permit broadcasters with both analog and digital signals to tie the carriage of their digital signals with the carriage of their analog signals as a retransmission consent condition. The FCC continues to consider further modifications to its digital broadcast signal carriage requirements. We are unable to predict the impact any new carriage requirements might have on the operations of our cable systems.

     The Communications Act requires our cable systems to permit subscribers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier. However, we are not required to comply with this requirement until October 2002 for any of our cable systems that do not have addressable converter boxes or that have other substantial technological limitations. Although a limited number of our systems do not have the technological capability to offer programming in the manner required by the statute, and thus currently are exempt from complying with this requirement, we anticipate that all of our systems will be in compliance with this requirement by the statutory deadline.

     The Communications Act and the FCC's regulations:

     o preclude any satellite video programmer affiliated with a cable company, or with a common carrier, providing video programming directly to its subscribers, from favoring an affiliated company over competitors, and

     o limit the ability of such programmers to offer exclusive programming arrangements to their affiliates.

     The FCC has concluded that the program access rules do not apply to certain terrestrially-delivered programming, such as Comcast SportsNet, Comcast's 24-hour regional sports programming network which is available to approximately 2.9 million subscribers in the Philadelphia region. The FCC decision is currently under appeal. The FCC also is considering whether to retain the current prohibition, which is scheduled to expire in October 2002, on exclusive programming distribution contracts between cable operators and affiliated program distributors.

     The Communications Act contains restrictions on the transmission by cable operators of obscene programming. The Communications Act requires the cable operator, upon the request of the subscriber, to scramble or otherwise fully block any channel that is not included in the programming package purchased by the subscriber. Additionally, cable operators are required by the Communications Act and the FCC's regulations to provide by sale or lease a lockbox or other device that permits the subscriber to block the viewing of specific channels in the subscriber's home during periods selected by the subscriber.

     The FCC actively regulates other aspects of our programming, involving such areas as:

     o our use of syndicated and network programs and local sports broadcast programming,

     o    advertising in children's programming,

     o    political advertising,

     o    origination cablecasting,

     o    sponsorship identification, and

     o    closed captioning of video programming.

     The FCC has also initiated a proceeding to evaluate its jurisdiction and regulatory authority concerning the distribution over cable communications systems of interactive television services, including advanced instant messaging and interactive menu services.

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

     Various companies, including telephone companies and ISPs, have asked local, state and federal governments to mandate that cable operators provide capacity on their broadband infrastructure so that these companies and others may deliver high-speed Internet and interactive television services directly to subscribers over cable facilities. Some cable operators, including us, have successfully challenged efforts by local franchising authorities to impose unilaterally so-called "open access" requirements. Although the court decisions dealing with this issue generally have concluded that the local franchising authority cannot regulate Internet access over cable systems, the legal rationale for these decisions has varied.

     In connection with its review of the AOL-Time Warner merger in early 2001, the FCC and the Federal Trade Commission imposed certain access, technical performance and other requirements relating to the merged company's high-speed Internet, Interactive Television, and advanced Instant Messaging services. The FCC and the U.S. Department of Justice (DOJ) are currently reviewing Comcast's proposed merger with AT&T Broadband, but we do not believe the factual circumstances involved in Comcast's merger with AT&T

Broadband warrant the imposition of comparable restrictions on us or on the combined company.

     In a decision adopted in March 2002 addressing the regulatory classification of high-speed Internet services, the FCC concluded that Internet services delivered over cable operators' communications systems are interstate "information services," and it confirmed that cable operators like us, who are offering high-speed Internet services, are not subject to common carrier requirements to offer on a stand-alone basis to third parties the transport functions underlying the information services we offer to our subscribers. The FCC also recently initiated separate rulemaking proceedings to assess the appropriate regulatory frameworks, including the role of local regulatory authorities, governing broadband access to the Internet through cable operators' and telephone companies' communications networks, respectively. In the telephone broadband proceeding, the FCC has proposed to classify broadband Internet services delivered by telephone companies over their own wireline facilities as interstate "information services." The outcome of these FCC rulemaking proceedings may affect significantly our regulatory obligations, including whether we will be required to pay local governmental franchise fees and/or federal and state universal service fees on our cable Internet revenues. The March 2002 decision of the FCC has been appealed to the courts.

     Some cable operators, including us, have entered into contracts that allow independent ISPs to provide their Internet services over the cable operators' communications network. We expect such contractual arrangements to become more common in the future as cable operators' networks evolve and as competitive alternatives to cable broadband networks continue to grow, thereby limiting the need, if any, for government action mandating access by ISPs to our communications networks. We cannot predict the ultimate outcome of the FCC's rulemaking proceedings, the appeal of the FCC decision, the governmental review of Comcast's proposed merger with AT&T Broadband, or the impact of any new regulatory requirements on our operations.

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

     The Communications Act contains procedures designed to protect us against arbitrary denials of the renewal of our franchises, although a franchising authority under various conditions can deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek our agreement to new or additional requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable system or franchise, the franchising authority may seek additional franchise requirements on us in connection with a request for such consent. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have typically obtained franchise renewals. We believe that we have generally met the terms of our franchise agreements and have provided quality levels of service. We have never had a franchise revoked or otherwise been denied the right to provide service in a municipality. We anticipate that our future franchise renewal prospects generally will be favorable.

     Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose certain substantive franchise requirements (e.g. access channels, universal service and other technical requirements). These decisions have been inconsistent and, until the United States Supreme Court rules definitively on the scope of cable operators' constitutional and statutory protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

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

     The Communications Act also authorizes the FCC to impose nationwide limits on the number of subscribers under the control of a cable operator and on the number of channels that can be occupied on a cable system by video programmers in which the cable operator has an attributable ownership interest. The FCC adopted cable ownership regulations and established:

     o    subscriber ownership information reporting requirements, and

     o attribution rules that identify when the ownership or management by us or third parties of other communications businesses, including cable systems, television broadcast stations and local telephone companies, may be imputed to us for purposes of determining our compliance with the FCC's ownership restrictions.

     The federal courts have rejected constitutional challenges to the statutory ownership limitations; however, a federal appellate court concluded that the FCC's 30% nationwide cable subscriber ownership limit and its 40% cap on the number of affiliated programming channels an operator may carry on its system were unconstitutional and that certain of its ownership attribution rules were not justified properly. The FCC recently initiated a rulemaking proceeding to determine new horizontal and vertical cable ownership limitations and to evaluate its attribution standards. We are unable to predict the outcome of this administrative proceeding or the impact any ownership restrictions might have on our business and operations.

     The Communications Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same market. The FCC eliminated its regulations which precluded the cross-ownership of a national broadcasting network and a cable system, and a federal appellate court recently ordered the FCC to repeal its regulations prohibiting the common ownership of other broadcasting interests and cable systems in the same geographical areas.

     The 1996 amendments to the Communications Act made far-reaching changes in the relationship between local telephone companies and cable companies. These amendments:

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

     Local telephone companies may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised "open video systems," subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. A federal appellate court overturned various parts of the FCC's open video rules, including the FCC's preemption of local franchising requirements for open video operators. The FCC has modified its open video rules to comply with the federal court's decision. We are unable to predict the impact these rule modifications may have on our business and operations.

     Pole Attachment Regulation

     The Communications Act requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The Communications Act also requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities demonstrate to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC's original rate formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by cable operators providing only cable services. The FCC also adopted a second rate formula that became effective in February 2001 and governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators. Any resulting increase in attachment rates due to the FCC's new rate formula will be phased in over a five-year period in equal annual increments, beginning in February 2001.

     The U.S. Supreme Court recently upheld the FCC's jurisdiction to regulate the rates, terms and conditions of cable operators' pole attachments that are simultaneously used to provide high-speed Internet access and cable services, and a federal appellate court is currently evaluating whether the FCC's rate formulas, as applied in a specific case, provide "just compensation" under the Federal Constitution. We have joined in several pending complaints filed at the FCC by various state cable associations challenging certain utilities' rate increases and the unilateral imposition of new contract terms. The utilities in these cases have challenged, among other things, the constitutionality of the FCC's pole attachment rate formulas. We are unable to predict the outcome of the legal challenge to the FCC's regulations or the ultimate impact any revised FCC rate formula, any new pole attachment rate regulations or any modification of the FCC's regulatory authority might have on our business and operations.

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

     The U.S. Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses. Congress modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators like us. The possible simplification, modification or elimination of the cable communications compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of this legislative activity.

     Our cable communications systems often utilize music in the programs we provide to subscribers including local advertising, local origination programming and pay-per-view events. The right to use this music is controlled by music performing rights organizations who negotiate on behalf of their members for license fees covering each performance. The cable industry and one of these organizations previously agreed upon a standard licensing agreement covering the performance of music contained in programs originated by cable operators and in pay-per-view events. Cable industry representatives recently negotiated standard license agreements with the two remaining sizable music performing rights organizations covering cable operators' locally originated programming, including advertising inserted by the operator in programming produced by other parties. We expect that these organizations will now seek to execute these standard agreements with most cable operators, including us. Although each of these agreements requires payment of music license fees for earlier time periods, we do not believe that the amount of license fees paid to such organizations will be significant to our financial condition, results of operations or liquidity.

State and Local Regulation

     Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation which is typically imposed through the franchising process. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Franchises generally contain provisions governing:

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

     As of December 31, 2001, we had approximately 20,000 employees. We believe that our relationships with our employees are good.


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

ITEM 3       LEGAL PROCEEDINGS

     We are subject to legal proceedings and claims which arise in the ordinary course of our business. In the opinion of our management, the amount of ultimate liability with respect to such actions is not expected to materially affect our financial condition, results of operations or liquidity.

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

Holders
All of our shares of common stock, $1.00 par value, are owned directly by Comcast Corporation.

Dividends
None.

ITEM 6        SELECTED FINANCIAL DATA

Information for this item is omitted pursuant to SEC General Instruction I to Form 10-K.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to SEC General Instruction I to Form 10-K, except as noted below.

     We are a wholly owned subsidiary of Comcast Corporation ("Comcast").

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

     In December 2000, Comcast contributed its 50% interest in Comcast Cablevision of Garden State, L.P. ("Garden State Cable") (formerly Garden State Cablevision L.P.) to us. Garden State Cable was a partnership which was owned 50% by Lenfest and 50% by Comcast. As a result of the Reorganization and Comcast's contribution of its 50% interest in Garden State Cable (the "Garden State Contribution"), we now own 100% of Garden State Cable. The Garden State Cable Contribution was accounted for at Comcast's historical cost in a manner similar to a pooling of interests. Accordingly, our financial statements include the accounts of Garden State Cable from the date of Comcast's acquisition of Lenfest.

     Refer to Notes 2 and 4 to our financial statements included in Item 8 for a discussion of our acquisitions and cable systems exchanges.

Most Significant and Subjective Estimates

     The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to doubtful accounts, investments and derivative financial instruments, long-lived assets, non-monetary transactions, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following represent the most significant and subjective estimates used in the preparation of our consolidated financial statements.

     We maintain allowances for doubtful accounts for estimated losses resulting from our customers' failure to make required payments. If the future payments by our customers were to differ from our estimates, we may need to increase or decrease our allowances for doubtful accounts, which could affect our reported income.

     We hold minority interests in companies generally having operations or technology in areas within our strategic focus, some of which are publicly traded and may have highly volatile share prices. We also hold investments in private companies that have no active market by which fair values can be easily assessed. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

     We use derivative financial instruments to manage exposures to interest rates and equity prices. We record all our derivative financial instruments on our balance sheet at their estimated fair values. Other than for the effective portion of our derivative instruments that we designate as cash flow hedges, all changes in the fair value of our derivative financial instruments are recorded each period in current earnings. The estimated fair values of our derivative financial instruments are determined through the use of various valuation models that incorporate certain market assumptions such as volatility, dividend yield and interest rates. The estimated fair values assigned could change significantly as a result of changes in the underlying assumptions.

     We periodically examine those instruments that we
have entered into to hedge exposure to interest rate and equity price risks to ensure that the instruments are matched with underlying assets and liabilities, reduce our risks relating to interest rates and equity prices and, through market value and sensitivity analysis, maintain a high correlation to the risk inherent in the hedged item. For those instruments that do not meet the above criteria, variations in their fair value are marked-to-market on a current basis in our statement of operations. Although we periodically monitor hedge effectiveness, market conditions could cause our hedges to become ineffective, thereby reducing our ability to manage our risks and requiring additional amounts to be recorded through our statement of operations. We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

     We periodically evaluate the recoverability of our long-lived assets, including property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of an asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

     Periodically, we enter into non-monetary transactions such as exchanges of cable systems and exchanges of investments which require us to make estimates of the fair values of the assets involved in order to record these transactions in our financial statements. Fair values assigned affect operating results in the period of the exchange and possibly in future periods. In the case of a cable systems exchange, the gain or loss on the systems sold and the future depreciation and amortization expense on the assets acquired are affected by the fair values assigned to the transaction.

     Refer to Note 2 to our financial statements included in Item 8 for a discussion of our accounting policies with respect to these and other items.

Liquidity and Capital Resources

     Financing

     Refer to Note 6 to our financial statements included in Item 8 for a discussion of our financing activities.

     The $1.848 billion increase in our long-term debt, including current portion, results principally from the effects of our net borrowings.

     As of December 31, 2001 and 2000, our long-term debt, including current portion, was $8.563 billion and $6.714 billion, respectively. Excluding the effects of interest rate risk management instruments, 14.6% and 36.5% of our long-term debt, including current portion, as of December 31, 2001 and 2000, respectively, was at variable rates.

     In December 2000, Comcast contributed to us $196.7 million principal amount of our 10 1/2% senior subordinated notes due 2006 which were held by Comcast. As such, amounts outstanding as of December 31, 2000 have been treated as effectively retired.

     In addition to our outstanding long term debt, we had an aggregate of $860.1 million of notes payable to Comcast and Comcast's subsidiaries as of December 31, 2000.

     In 2001, we sold an aggregate of $3.0 billion of public debt. We used substantially all of the net proceeds from the offerings to repay a portion of the amounts outstanding under our commercial paper, revolving credit facility and notes payable to affiliates, and to fund our acquisitions (see Note 6 to our financial statements included in Item 8).

     Comcast Agreement and Plan of Merger with AT&T Broadband

     On December 19, 2001, Comcast entered into an Agreement and Plan of Merger with AT&T Corp. ("AT&T") pursuant to which Comcast agreed to a transaction which will result in the combination of Comcast and a holding company of AT&T's broadband business ("AT&T Broadband") that AT&T will spin off to its shareholders immediately prior to the combination. As of December 31, 2001, AT&T Broadband served approximately 13.6 million subscribers. The transaction is subject to customary closing conditions and shareholder, regulatory and other approvals and is expected to close by the end of 2002.

     Excluding AT&T Broadband's exchangeable notes, which are mandatorily redeemable at AT&T Broadband's option into shares of certain publicly traded companies held by AT&T Broadband, Comcast currently estimates that an aggregate of approximately $20 billion of assumed and refinanced indebtedness will be required upon completion of the AT&T Broadband transaction. At the completion of the transaction, Comcast anticipates that the combined company will assume approximately $7 to $8 billion of debt and will require financing of $11 billion to $14 billion. The financing, while not a condition for the closing, is expected to include:

     o approximately $9 billion to $10 billion to retire the intercompany debt balance which AT&T Broadband is expected to owe AT&T,

     o approximately $1 billion to $2 billion to refinance certain AT&T Broadband debt that may be put for redemption by investors or that will mature on or soon after the closing date for the transaction, and

     o approximately $1 billion to $2 billion to provide appropriate cash reserves to fund the operations and capital expenditures of AT&T Broadband after completion of the transaction.

     Comcast is in the process of attempting to secure an aggregate of $12.5 billion in new indebtedness in order to achieve these funding requirements. If Comcast obtains this financing, we will provide guarantees to and receive guarantees from the combined company, as well as certain subsidiaries of AT&T Broadband.

     Comcast may also use other available sources of financing to fund these requirements, including:

     o its existing cash, cash equivalents and short-term investments, which totaled $2.973 billion as of December 31, 2001,

     o amounts available under Comcast's subsidiaries' lines of credit, which totaled $3.460 billion as of December 31, 2001 (including $3.198 billion of amounts available under our lines of credit), and

     o through the sales of Comcast's and AT&T Broadband's investments, including AT&T Broadband's investment in Time Warner Entertainment.

     Subsequent to closing of the AT&T Broadband transaction, Comcast will have a substantially higher amount of debt, interest expense and capital expenditures at the combined company. If the credit rating agencies determine that the combined company is less creditworthy, on a combined basis, than that of Comcast on an historical basis, it is possible that our cost of and access to capital could be negatively affected. We currently hold investment grade ratings for our various debt securities. If our debt securities are downgraded as a result of our assumption of debt by Comcast in the AT&T Broadband transaction, access to the commercial paper market would likely become limited and the costs of borrowing under alternative sources would likely increase.

     Interest Rate Risk Management

     We are exposed to the market risk of adverse changes in interest rates. We maintain a mix of fixed and variable rate debt and enter into various derivative transactions pursuant to our policies to manage the volatility relating to these exposures. We monitor our interest rate risk exposures using techniques including market value and sensitivity analyses. We do not hold or issue any derivative financial instruments for trading purposes and are not a party to leveraged instruments. We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

     We use interest rate exchange agreements ("Swaps") to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We use interest rate cap agreements ("Caps") to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. We use interest rate collar agreements ("Collars") to limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

     The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2001 (dollars in millions):

                                                          Expected Maturity Date
                              -----------------------------------------------------------------------------
                                                                                                                Fair
                                                                                                              Value at
                                2002       2003       2004       2005       2006     Thereafter     Total     12/31/01
                              ---------  ---------  ---------  ---------  ---------  -----------  ---------  ----------
Debt
Fixed Rate....................   $203.1       $3.1     $321.2     $697.9     $644.9     $5,445.0   $7,315.2    $7,629.1
   Average Interest Rate......      9.6%       9.6%       7.6%       8.4%       7.0%         7.4%       7.6%

Variable Rate.................                                  $1,247.3                           $1,247.3    $1,247.3
   Average Interest Rate......                                       5.2%                               5.2%

Interest Rate Instruments
Fixed to Variable Swaps(1)....                         $300.0                $300.0       $350.0     $950.0       $46.8
   Average Pay Rate...........                            5.5%                  5.9%         6.8%       6.1%
   Average Receive Rate.......                            8.1%                  6.4%         7.9%       7.5%

(1) During January and February 2002, we settled all $950.0 million notional amount of our Fixed to Variable Swaps and received proceeds of $56.8 million.

                           ---------------------------

     The notional amounts of interest rate instruments, as presented in the table above are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. We estimate interest rates on variable debt using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 2001, plus the borrowing margin in effect for each credit facility at December 31, 2001. We estimate average receive rates on the Variable to Fixed Swaps using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 2001. While Swaps, Caps and Collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 2001, 2000 and 1999 was not significant.

     Accumulated Other Comprehensive Income

     The change in accumulated other comprehensive income from December 31, 2000 to December 31, 2001 is principally related to unrealized gains on our investments classified as available for sale, and reclassification adjustments related to the effects of adoption of SFAS No. 133. The change in accumulated other comprehensive income from December 31, 1999 to December 31, 2000 is principally related to unrealized losses on our investments classified as available for sale held throughout the year.

     Contractual Cash Obligations and Commitments

     In January 2002, the Securities and Exchange Commission ("SEC") issued Financial Reporting Release No. 61, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations" ("FRR No. 61"). While FRR No. 61 does not create new or modify existing requirements, it does set forth certain views of the SEC regarding disclosure that should be considered by registrants. Among other things, FRR No. 61 encourages registrants to provide disclosure in one place, within Management's Discussion and Analysis of Financial Condition and Results of Operations, of the on and off balance sheet arrangements that may affect liquidity and capital resources. As there is no prescribed format for this disclosure, we have segregated our arrangements that may affect liquidity and capital resources between those contractual cash obligations that are recorded in our financial statements and those commitments that are disclosed in the notes to our financial statements in accordance with accounting principles generally accepted in the United States. Future rulemaking by the SEC could result in the form and content of this disclosure being different from the information that we have presented below. The following tables summarize our obligations and commitments as of December 31, 2001, and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods.

                                                                           Payments Due by Period
                                                              -------------------------------------------------
                                                              Less than      1 - 3        4 - 5       After 5
                                                   Total        1 year       years        years        years
                                                 ----------   ----------   ----------   ----------   ----------
                                                                         (in millions)
Contractual Cash Obligations
Long-term debt (1)..............................   $8,562.5       $203.1       $324.3     $2,590.1     $5,445.0
Other long-term obligations (2).................       35.8          8.3         17.7          6.7          3.1
                                                 ----------   ----------   ----------   ----------   ----------
     Total contractual cash obligations.........   $8,598.3       $211.4       $342.0     $2,596.8     $5,448.1
                                                 ==========   ==========   ==========   ==========   ==========

Commitments
Operating leases (3)............................     $150.9        $37.2        $45.2        $24.3        $44.2
                                                 ==========   ==========   ==========   ==========   ==========
------------

(1) The table presents maturities of long-term debt outstanding, including capital lease obligations, as of December 31, 2001. Refer to Note 6 to our financial statements included in Item 8 for a description of our long-term debt.
(2) Other long-term obligations consist principally of the Company's post-retirement and post-employment benefit obligations.
(3) Operating leases include the Company's minimum annual rental commitments for office space and equipment under noncancellable operating leases.

Results of Operations

     The effects of our recent acquisitions, were to increase our revenues and expenses, resulting in increases in our operating income before depreciation and amortization. The increases in our property and equipment and intangible assets and the corresponding increases in depreciation expense and amortization expense from 2000 to 2001 are primarily due to the effects of our acquisitions, our cable systems exchanges, and our increased levels of capital expenditures.

     Refer to Notes 4 and 10 to our financial statements included in Item 8 for a discussion of our acquisitions and cable systems exchanges, and of the effect of these transactions on our balance sheet.

     We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, as required by the new statement. We refer you to page 23 for a discussion of the expected impact the adoption of the new statement will have on our consolidated financial condition and results of operations.

     Our summarized consolidated financial information for the years ended December 31, 2001 and 2000 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):


                                                                  Year Ended
                                                                  December 31,            Increase / (Decrease)
                                                               2001          2000            $             %
                                                             ---------     ---------     ---------      --------
Video.....................................................    $4,227.3      $3,606.0        $621.3          17.2%
High-speed Internet.......................................       293.1         114.4         178.7         156.2
Advertising sales.........................................       323.1         288.6          34.5          12.0
Other.....................................................       159.3         132.9          26.4          19.9
                                                             ---------     ---------     ---------      --------
   Service Revenues.......................................     5,002.8       4,141.9         860.9          20.8
Operating, selling, general and administrative expenses...     2,976.2       2,517.9         458.3          18.2
Depreciation..............................................       955.8         732.8         223.0          30.4
Amortization..............................................     2,031.6       1,649.9         381.7          23.1
                                                             ---------     ---------     ---------      --------
Operating loss............................................      (960.8)       (758.7)        202.1          26.6
                                                             ---------     ---------     ---------      --------
Interest expense..........................................      (546.1)       (515.7)         30.4           5.9
Interest expense on affiliate notes, net..................       (10.6)         (9.1)          1.5          16.5
Investment expense........................................       (69.6)         (1.5)         68.1            NM
Equity in net losses of affiliates........................        (7.5)         (9.3)         (1.8)        (19.4)
Other income..............................................     1,197.1       1,707.3        (510.2)        (29.9)
Income tax (expense) benefit..............................        36.6        (299.9)       (336.5)           NM
                                                             ---------     ---------     ---------      --------
Income (loss) before extraordinary items and
   cumulative effect of accounting change.................     ($360.9)       $113.1       ($474.0)           NM
                                                             =========     =========     =========      =========
Operating income before depreciation and
   amortization (1).......................................    $2,026.6      $1,624.0        $402.6          24.8%
                                                             =========     =========     =========      =========
------------

(1) Operating income before depreciation and amortization is commonly referred to in the cable communications business as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the cable communications business and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the cable communications industry, although our measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by our management to measure the operating performance of our business. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under accounting principles generally accepted in the United States, and should not be considered as an alternative to such measurements as an indicator of our performance.

     Service Revenues

     Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital subscriptions. Of the $621.3 million increase in video revenues from 2000 to 2001, $339.2 million is attributable to the effects of our acquisitions and exchanges of cable systems and $282.1 million relates to changes in rates and subscriber growth in our historical operations, driven principally by growth in digital subscriptions, and to a lesser extent, to the effects of a higher-priced digital service offering made in the second half of 2000. During 2001, through acquisitions and normal operations, we added approximately 960,000 digital subscriptions.

     The increase in high-speed Internet revenue from 2000 to 2001 is primarily due to the addition of high- speed Internet subscribers. During 2001, through acquisitions and normal operations, we added approximately 542,000 high-speed Internet subscribers (see below).

     The increase in advertising sales revenue from 2000 to 2001 is attributable to the effects of new advertising contracts, market-wide fiber interconnects and the continued leveraging of our existing fiber networks, helping to offset an otherwise weak advertising environment.

     Other revenue includes installation revenues, guide revenues, commissions from electronic retailing, telephony revenues, and revenue from other product offerings. The increase from 2000 to 2001 is primarily attributable to the effects of our acquisitions.

     Operating, Selling, General and Administrative Expenses

     Refer to Note 8 to our financial statements included in Item 8 for a discussion of our related party transactions.

     On September 28, 2001, At Home Corporation ("At Home"), our provider of high-speed Internet services, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In October 2001, we amended our agreement with At Home to continue service to our existing and new subscribers during October and November 2001. We agreed to be charged a higher rate than we had incurred under our previous agreement. On December 3, 2001, we reached a definitive agreement, approved by the Bankruptcy Court, with At Home pursuant to which At Home agreed to continue to provide high-speed Internet services to our existing and new subscribers through February 28, 2002. In December 2001, we began to transfer our high-speed Internet subscribers from the At Home network to our new Comcast-owned and managed network. We completed this transition in February 2002. Operating expenses in our consolidated statement of operations for the year ended December 31, 2001 include $139.5 million of net incremental expenses incurred in the fourth quarter of 2001 in the continuation of service to and transition of our high-speed Internet subscribers from At Home's network to our network.

     The remaining increase from 2000 to 2001 in operating, selling, general and administrative expenses is primarily due to the effects of our acquisitions and exchanges of cable systems, as well as to the effects of increases in the costs of cable programming, high-speed Internet subscriber growth, and, to a lesser extent, increases in labor costs and other volume related expenses in our historical operations.

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

     Interest Expense

     The $30.4 million increase from 2000 to 2001 is primarily due to the increase in our net borrowings. We anticipate that, for the foreseeable future, interest expense will be a significant cost to us. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

     Investment Expense
     Investment expense includes the following (in millions):


                                                                          Year Ended December 31,
                                                                             2001          2000
                                                                         ------------  ------------
Interest and dividend income...........................................         $18.4         $12.0
Gains on sales and exchanges of investments, net.......................          29.3          29.3
Investment impairment losses...........................................         (89.5)        (42.8)
Mark to market adjustments on derivatives..............................         (27.8)
                                                                         ------------  ------------

     Investment expense................................................        ($69.6)        ($1.5)
                                                                         ============  ============

     Other Income

     On January 1, 2001, we and Comcast completed our cable systems exchange with Adelphia Communications Corporation ("Adelphia"). We received cable systems serving approximately 445,000 subscribers from Adelphia in exchange for certain of our cable systems serving approximately 441,000 subscribers. We recorded a pre- tax gain of $1.199 billion, representing the difference between the estimated fair value of $1.799 billion as of the closing date of the transaction and our cost basis in the systems exchanged.

     On December 31, 2000, we completed our cable systems exchange with AT&T. We received cable systems serving approximately 770,000 subscribers from AT&T in exchange for certain of our cable systems serving approximately 700,000 subscribers. We recorded a pre-tax gain of $1.711 billion, representing the difference between the estimated fair value of $2.840 billion as of the closing date of the transaction and our cost basis in the systems exchanged.

     Income Tax (Expense) Benefit

     The change in income tax (expense) benefit is primarily the result of the effects of our income (loss) before income taxes, extraordinary items and cumulative effect of accounting change, and non-deductible goodwill amortization.

     Cumulative Effect of Accounting Change

     Upon adoption of SFAS No. 133, we recognized as a loss a cumulative effect of accounting change, net of related income taxes, of $61.3 million during the year ended December 31, 2001. The loss consisted of $94.3 million principally related to the reclassification of losses previously recognized as a component of accumulated other comprehensive loss on our equity derivative instruments, net of related deferred income taxes of $33.0 million.

     We believe that our operations are not materially affected by inflation.

     Anticipated Transaction

     Comcast   intends  to  merge  its   subsidiary,   Comcast   Cablevision  of
Philadelphia Area I, Inc. ("Greater Philadelphia") with and into us (the "Greater Philadelphia Merger"). The Greater Philadelphia Merger is expected to close during 2002, subject to receipt of regulatory approvals. Greater Philadelphia was acquired by Comcast on June 30, 1999 for approximately 8.5 million shares of Comcast Class A Special Common Stock with a value of $291.7 million. Upon closing, the Greater Philadelphia Merger will be accounted for at Comcast's historical cost, in a manner similar to a pooling of interests and our financial statements will include the results of Greater Philadelphia since the June 1999 date of Comcast's acquisition.

     Expected Impact of Adoption of SFAS No. 142

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," in June 2001. This statement addresses how intangible assets that are acquired individually or with a group of other assets other than in connection with a business combination, should be accounted for in financial statements upon their acquisition. The new statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

     We adopted SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, we will no longer amortize goodwill and other indefinite lived intangible assets, which consist primarily of our cable franchise operating rights. We will be required to test our goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. Other than in the period of adoption or in those periods in which we may record an asset impairment, we expect that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense.

     The Emerging Issues Task Force ("EITF") of the FASB is expected to provide further guidance on certain implementation issues related to the adoption of SFAS No. 142 as it relates to identifiable intangible assets other than goodwill. Subject to further guidance to be provided, based upon our interpretation of SFAS No. 142, we may record a charge as a cumulative effect of accounting change, net of related deferred income taxes, in an amount not expected to exceed $1.5 billion upon adoption of SFAS No. 142 on January 1, 2002.

     Based on our preliminary evaluation, the estimated effect of adoption of SFAS No. 142 would have been to decrease amortization expense by approximately $1.9 billion and to increase deferred income tax expense by approximately $600 million for the year ended December 31, 2001.

     Expected Impact of Adoption of EITF 01-14

     In November 2001, the FASB staff announced EITF Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," which has subsequently been recharacterized as EITF Issue No. 01-14 ("EITF 01-14"). EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the statement of operations.

     Under the terms of our franchise agreements, we are required to pay up to 5% of our gross revenues derived from providing cable services to the local franchising authority. We normally pass these fees through to our cable subscribers. We currently classify cable franchise fees collected from our cable subscribers as a reduction of the related franchise fee expense included within selling, general and administrative expenses in our statement of operations.

     EITF 01-14, by analogy, applies to franchise fees. Upon adoption of EITF 01-14 on January 1, 2002, we will reclassify franchise fees collected from cable subscribers from a reduction of selling, general and administrative expenses to a component of service revenues in our statement of operations. The change in classification will have no impact on our reported operating income (loss) or financial condition. Refer to Note 3 to our financial statements included in
Item 8 for the effect of adoption of EITF 01-14 on our results of operations.

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Comcast Cable Communications, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Comcast Cable Communications, Inc. (a wholly owned subsidiary of Comcast Corporation) and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Jones Intercable, Inc. ("Jones") (a consolidated subsidiary) for the year ended December 31, 1999, which statements reflect total revenues constituting 14% of consolidated revenues for that year. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Jones, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast Cable Communications, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001.


Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 5, 2002

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

CONSOLIDATED BALANCE SHEET
(Dollars in millions, except share data)

                                                                                            December 31,
                                                                                        2001             2000
                                                                                      ---------        --------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................          $45.1           $44.2
   Investments..................................................................          100.6            52.6
   Cash held by an affiliate....................................................                           74.2
   Accounts receivable, less allowance for doubtful accounts of $58.2 and $39.9.          267.3           241.7
   Due from affiliates..........................................................          173.1             0.6
   Other current assets.........................................................           75.1            48.0
                                                                                      ---------        --------
       Total current assets.....................................................          661.2           461.3
                                                                                      ---------        --------
INVESTMENTS.....................................................................          178.4           590.9
                                                                                      ---------        --------
NOTES RECEIVABLE FROM AFFILIATES................................................          580.6            99.3
                                                                                      ---------        --------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,326.9 and $1,610.1        6,049.0         4,733.6
                                                                                      ---------        --------
INTANGIBLE ASSETS
   Goodwill.....................................................................        5,329.4         5,248.6
   Cable franchise operating rights.............................................       19,892.2        17,283.5
   Other intangible assets......................................................          682.8           544.3
                                                                                      ---------        --------
                                                                                       25,904.4        23,076.4
   Accumulated amortization.....................................................       (5,028.6)       (3,223.2)
                                                                                      ---------        --------
                                                                                       20,875.8        19,853.2
                                                                                      ---------        --------
OTHER NONCURRENT ASSETS, net....................................................          105.0            65.7
                                                                                      ---------        --------
                                                                                      $28,450.0       $25,804.0
                                                                                      =========       =========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable.............................................................         $336.1          $412.0
   Accrued expenses and other current liabilities...............................          531.5           386.8
   Accrued interest.............................................................          104.8            74.1
   Current portion of long-term debt............................................          203.1             3.3
                                                                                      ---------        --------
       Total current liabilities................................................        1,175.5           876.2
                                                                                      ---------        --------
LONG-TERM DEBT, less current portion............................................        8,359.4         6,711.0
                                                                                      ---------        --------
NOTES PAYABLE TO AFFILIATES.....................................................                          860.1
                                                                                      ---------        --------
DEFERRED INCOME TAXES, due to affiliate, net....................................        5,400.4         5,016.4
                                                                                      ---------        --------
OTHER NONCURRENT LIABILITIES....................................................          534.5           283.1
                                                                                      ---------        --------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDER'S EQUITY
   Common stock, $1 par value - authorized 1,000 shares; issued, 138.89 shares
   Additional capital...........................................................       16,411.4        15,272.8
   Accumulated deficit..........................................................       (3,466.3)       (3,044.1)
   Accumulated other comprehensive income (loss)................................           35.1          (171.5)
                                                                                      ---------        --------
       Total stockholder's equity...............................................       12,980.2        12,057.2
                                                                                      ---------        --------
                                                                                      $28,450.0       $25,804.0
                                                                                      =========       =========


See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions)


                                                                                Year Ended December 31,
                                                                          2001           2000            1999
                                                                        ---------      ---------       --------
SERVICE REVENUES..................................................       $5,002.8       $4,141.9       $2,906.5
                                                                        ---------      ---------       --------

COSTS AND EXPENSES
   Operating (excluding depreciation).............................        1,966.0        1,636.8        1,242.4
   Selling, general and administrative............................        1,010.2          881.1          685.3
   Depreciation...................................................          955.8          732.8          490.7
   Amortization...................................................        2,031.6        1,649.9          527.0
                                                                        ---------      ---------       --------
                                                                          5,963.6        4,900.6        2,945.4
                                                                        ---------      ---------       --------

OPERATING LOSS....................................................         (960.8)        (758.7)         (38.9)

OTHER INCOME (EXPENSE)
   Interest expense...............................................         (546.1)        (515.7)        (352.9)
   Interest expense on affiliate notes, net.......................          (10.6)          (9.1)         (10.0)
   Investment income (expense)....................................          (69.6)          (1.5)           6.8
   Equity in net losses of affiliates.............................           (7.5)          (9.3)          (2.4)
   Other income (expense).........................................        1,197.1        1,707.3           (4.2)
                                                                        ---------      ---------       --------
                                                                            563.3        1,171.7         (362.7)
                                                                        ---------      ---------       --------

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST,
   EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE..............................................         (397.5)         413.0         (401.6)

INCOME TAX (EXPENSE) BENEFIT......................................           36.6         (299.9)          46.2
                                                                        ---------      ---------       --------

INCOME (LOSS) BEFORE MINORITY INTEREST, EXTRAORDINARY
   ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE...............         (360.9)         113.1         (355.4)

MINORITY INTEREST.................................................                                        107.9
                                                                        ---------      ---------       --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE....................................         (360.9)         113.1         (247.5)

EXTRAORDINARY ITEMS...............................................                          (7.1)          (6.2)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE............................          (61.3)
                                                                        ---------      ---------       --------

NET INCOME (LOSS).................................................        ($422.2)        $106.0        ($253.7)
                                                                        =========      =========       ========



See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)


                                                                                Year Ended December 31,
                                                                          2001           2000            1999
                                                                        ---------      ---------       --------
OPERATING ACTIVITIES
   Net income (loss)..............................................        ($422.2)        $106.0        ($253.7)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation.................................................          955.8          732.8          490.7
     Amortization.................................................        2,031.6        1,649.9          527.0
     Non-cash interest expense....................................            5.0            3.2            0.9
     Non-cash interest expense on notes payable to affiliates.....                                          5.0
     Deferred expenses charged by an affiliate....................                          95.9          139.4
     Equity in net losses of affiliates...........................            7.5            9.3            2.4
     Gains on sales of investments and other income, net..........       (1,110.6)      (1,697.1)          (0.9)
     Minority interest............................................                                       (107.9)
     Extraordinary items..........................................                           7.1            6.2
     Cumulative effect of accounting change.......................           61.3
     Deferred income tax expense (benefit), due to affiliate......          (43.7)         288.4          (71.2)
     Other........................................................          (35.8)          (0.1)          (4.4)
                                                                        ---------      ---------       --------
                                                                          1,448.9        1,195.4          733.5
     Changes in working capital, net of effects of
      acquisitions and divestitures
       Increase in accounts receivable, net.......................          (27.1)         (87.3)          (2.4)
       (Increase) decrease in other current assets................          (18.4)          (2.1)          13.9
       Increase in accounts payable,
         accrued expenses and other current liabilities...........           37.7          184.1           36.9
                                                                        ---------      ---------       --------
                                                                             (7.8)          94.7           48.4
                                                                        ---------      ---------       --------
       Net cash provided by operating activities..................        1,441.1        1,290.1          781.9
                                                                        ---------      ---------       --------

FINANCING ACTIVITIES
   Proceeds from borrowings.......................................        5,514.5        4,252.6          176.6
   Repayments of long-term debt...................................       (3,725.1)      (4,628.5)        (201.6)
   Proceeds from notes payable to affiliates......................          912.3          986.2           40.3
   Repayment of notes payable to affiliates.......................       (1,278.8)        (126.1)         (40.3)
   Increase in notes receivable from affiliates...................         (241.3)         (63.8)
   Capital contributions from parent..............................                         418.7          960.1
   Net transactions with affiliates...............................         (151.3)          53.2           (6.4)
   Deferred financing costs and other.............................          (21.2)         (34.6)           8.1
                                                                        ---------      ---------       --------
       Net cash provided by financing activities..................        1,009.1          857.7          936.8
                                                                        ---------      ---------       --------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired.............................         (594.6)        (164.7)         (41.8)
   (Purchases of) proceeds from sales of short-term investments...            0.1           (0.1)          (0.1)
   Investments in affiliates......................................         (126.4)        (576.3)        (750.0)
   Proceeds from sales of investments.............................          156.6           76.4            5.9
   Capital expenditures...........................................       (1,843.1)      (1,248.0)        (731.8)
   (Increase) decrease in cash held by an affiliate...............           74.2          (40.2)          23.1
   Additions to intangible assets and other.......................         (116.1)        (211.7)        (197.5)
                                                                        ---------      ---------       --------
       Net cash used in investing activities......................       (2,449.3)      (2,164.6)      (1,692.2)
                                                                        ---------      ---------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................            0.9          (16.8)          26.5

CASH AND CASH EQUIVALENTS, beginning of year......................           44.2           61.0           34.5
                                                                        ---------      ---------       --------

CASH AND CASH EQUIVALENTS, end of year............................          $45.1          $44.2          $61.0
                                                                        =========      =========       ========


See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(Dollars in millions)




                                                                                        Accumulated
                                                                                           Other
                                                  Common     Additional   Accumulated  Comprehensive
                                                  Stock       Capital       Deficit    Income (Loss)   Total
                                                ----------   ----------   -----------  ------------- ---------
BALANCE, JANUARY 1, 1999....................... $              $3,066.2     ($2,896.4)          $3.2    $173.0
   Comprehensive loss:
   Net loss....................................                                (253.7)
   Unrealized gains on marketable securities,
     net of deferred taxes of $13.4............                                                 24.9
   Reclassification adjustments for gains
     included in net loss, net of deferred
     income taxes of $0.2......................                                                 (0.6)
   Total comprehensive loss....................                                                         (229.4)
   Capital contributions from parent...........                 1,865.2                                1,865.2
                                                ----------   ----------   -----------  ------------- ---------

BALANCE, DECEMBER 31, 1999.....................                 4,931.4      (3,150.1)          27.5   1,808.8
   Comprehensive loss:
   Net income..................................                                 106.0
   Unrealized losses on marketable securities,
     net of deferred taxes of $123.4...........                                               (229.3)
   Reclassification adjustments for losses
     included in net income, net of deferred
     income taxes of $16.3.....................                                                 30.3
   Total comprehensive loss....................                                                          (93.0)
   Capital contributions from parent...........                10,341.4                               10,341.4
                                                ----------   ----------   -----------  ------------- ---------

BALANCE, DECEMBER 31, 2000.....................                15,272.8      (3,044.1)        (171.5) 12,057.2
   Comprehensive loss:
   Net loss....................................                                (422.2)
   Unrealized gains on marketable securities,
     net of deferred taxes of $57.1............                                                106.2
   Reclassification adjustments for losses
     included in net loss, net of deferred
     income taxes of $54.1.....................                                                100.4
   Total comprehensive loss....................                                                         (215.6)
   Capital contributions from parent...........                 1,138.6                                1,138.6
                                                ----------   ----------   -----------  ------------- ---------

BALANCE, DECEMBER 31, 2001..................... $             $16,411.4     ($3,466.3)         $35.1 $12,980.2
                                                ==========   ==========   ===========  ============= =========



See notes to consolidated financial statements.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


1.   BUSINESS

     Comcast Cable Communications, Inc., a Delaware corporation, and subsidiaries (the "Company") is a wholly owned subsidiary of Comcast Corporation ("Comcast"). The Company and its subsidiaries are engaged in the development, management and operation of broadband communications networks in the United States. The Company's consolidated cable operations served approximately 8.4 million subscribers and passed approximately 13.7 million homes as of December 31, 2001.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER ITEMS

     Basis of Consolidation
     The consolidated financial statements include the accounts of the Company and all entities that the Company directly or indirectly controls. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

     Reorganization
     In August 2000, two wholly owned subsidiaries of Comcast, Comcast LCI Holdings, Inc. ("LCI Holdings") and Comcast JOIN Holdings, Inc. ("JOIN Holdings") were merged into the Company (the "Reorganization"). Lenfest Communications, Inc. ("Lenfest"), the predecessor to LCI Holdings, owned cable systems and was acquired by Comcast in January 2000. Jones Intercable, Inc. ("Jones Intercable"), the predecessor to JOIN Holdings, owned cable systems and was acquired by Comcast in April 1999 and March 2000. The Reorganization was accounted for at Comcast's historical cost in a manner similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements include the accounts of the merged subsidiaries since the dates of their acquisition by Comcast (see Note 4). The Reorganization had no significant impact on the Company's consolidated statement of cash flows during the year ended December 31, 2000 due to its noncash nature (see Note 10).

     Management's Use of Estimates
     The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as allowances for doubtful accounts, investments and derivative financial instruments, depreciation and amortization, asset impairment, non-monetary transactions and contingencies.

     Fair Values
     The Company has determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company based these fair value estimates on pertinent information available to management as of December 31, 2001 and 2000. The Company has not comprehensively updated these fair value estimates for purposes of these consolidated financial statements since such dates.

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

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     Cash held by an affiliate as of December 31, 2000 consisted of cash held by a subsidiary of Comcast under a cash management program (see Note 8).

     Investments
     Investments consist principally of equity securities.

     Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received. The differences between the Company's recorded investments and its proportionate interests in the book value of the investees' net assets are being amortized to equity in net income or loss, primarily over a period of 20 years, which is consistent with the estimated lives of the underlying assets.

     Unrestricted publicly traded investments are classified as available for sale securities and recorded at their fair value. Unrealized gains or losses resulting from changes in fair value between measurement dates for available for sale securities are recorded as a component of other comprehensive income (loss).

     Restricted publicly traded investments and investments in privately held companies are stated at cost, adjusted for any known diminution in value (see Note 5).

     Property and Equipment
     The Company records property and equipment at cost. Depreciation is provided by the straight-line method over estimated useful lives as follows:

              Buildings and improvements .................   5-40 years
              Operating facilities........................   2-12 years
              Other equipment.............................   4-12 years

     The Company capitalizes improvements that extend asset lives and expenses other repairs and maintenance charges as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of depreciation expense.

     In connection with the rebuild and upgrade of cable systems, the Company depreciates the remaining net book value of the assets over the estimated rebuild or upgrade period.

     The Company capitalizes the costs associated with the construction of cable transmission and distribution facilities and new cable service installations. Costs include all direct labor and materials, as well as certain indirect costs.

     Intangible Assets
     Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. The Company amortizes goodwill principally over estimated useful lives of 20 years.

     Cable franchise operating rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired in connection with a business combination. The
     Company capitalizes these contractual rights and amortizes them over the term of the related franchise agreements. Costs incurred by the Company in negotiating and renewing franchise agreements are included in other intangible assets and are amortized on a straight-line basis over the term of the franchise renewal period, generally 10 to 15 years.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     Other intangible assets consist principally of cable system franchise renewal costs, contractual operating rights, license acquisition costs, computer software and non-competition agreements. The Company capitalizes these costs and amortizes them on a straight-line basis over the term of the related agreements or estimated useful life.

     See Note 3 for a discussion of the expected impact of adoption of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

     Valuation of Long-Lived Assets
     The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.

     Revenue Recognition
     The Company recognizes video and high-speed Internet revenues as service is provided. The Company manages credit risk by disconnecting services to customers who are delinquent. The Company recognizes advertising sales revenue at estimated realizable values when the advertising is aired. Revenues derived from other sources are recognized when services are provided.

     See Note 3 for a discussion of the expected impact of adoption of Emerging Issues Task Force ("EITF") 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF 01-14").

     Postretirement and Postemployment Benefits
     The Company charges to operations the estimated costs of retiree benefits and benefits for former or inactive employees, after employment but before retirement, during the years the employees provide services.

     Investment Income (Expense)
     Investment income (expense) includes interest income, dividend income and gains, net of losses, on the sales and exchanges of marketable securities and long-term investments. The Company recognizes gross realized gains and losses using the specific identification method. Investment income also includes mark to market adjustments on derivatives and hedged items, and impairment losses resulting from adjustments to the net realizable value of certain of the Company's investments (see Note 5).

     Income Taxes
     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 9).

     Derivative Financial Instruments
     The Company uses derivative financial instruments for a number of purposes. The Company manages its exposure to fluctuations in interest rates by entering into interest rate exchange agreements ("Swaps"), interest rate cap agreements ("Caps") and interest rate collar agreements ("Collars"). The Company makes investments in businesses, to some degree, through the purchase of equity call option or warrant agreements ("Equity Warrants").

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     Prior to the adoption on January 1, 2001, of SFAS No. 133, "Accounting for Derivatives and Hedging Activities," as amended ("SFAS No. 133"), Swaps, Caps and Collars were matched with either fixed or variable rate debt and periodic cash payments were accrued on a settlement basis as an adjustment to interest expense. Any premiums associated with these instruments were amortized over their term and realized gains or losses as a result of the termination of the instruments were deferred and amortized over the remaining term of the underlying debt. Unrealized gains and losses as a result of these instruments were recognized when the underlying hedged item was extinguished or otherwise terminated. Equity Warrants were marked to market on a current basis with the result included in accumulated other comprehensive income (loss) in the Company's consolidated balance sheet.

     On January 1, 2001, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS No. 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair values.

     For derivative instruments designated and effective as fair value hedges, such as the Company's Fixed to Variable Swaps, changes in the fair value of the derivative instrument are substantially offset in the consolidated statement of operations by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in other comprehensive income until it is recognized in earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge are recorded each period in current earnings.

     When a fair value hedge is terminated, sold, exercised or has expired, the adjustment in the carrying amount of the fair value hedged item is deferred and recognized into earnings when the hedged item is recognized in earnings. When a hedged item is extinguished or sold, the adjustment in the carrying amount of the hedged item is recognized in earnings. When hedged variable rate debt is extinguished, the previously deferred effective portion of the hedge is written off similar to debt extinguishment costs.

     Subsequent to the adoption of SFAS No. 133, Equity Warrants are marked to market on a current basis with the result included in investment income (expense) in the Company's consolidated statement of operations.

     The Company periodically examines those instruments that have been entered into by the Company to hedge exposure to interest rate risk to ensure that the instruments are matched with underlying assets or liabilities, reduce the Company's risks relating to interest rates and, through market value and sensitivity analysis, maintain a high correlation to the risk inherent in the hedged item. For those instruments that do not meet the above criteria, variations in their fair value are marked-to-market on a current basis in the Company's consolidated statement of operations.

     The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments (see Note 6). The Company manages the credit risks associated with its derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

     See Note 3 for a discussion of the impact of adoption of SFAS No. 133.

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 2001.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


3.   RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, as Amended
     On January 1, 2001, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities. SFAS No. 133 requires that all derivative instruments be reported on the balance sheet at their fair values.

     Upon adoption of SFAS No. 133, the Company recognized as a loss a cumulative effect of accounting change, net of related income taxes, of $61.3 million and a cumulative decrease in other comprehensive income, net of related income taxes, of $54.2 million.

     The loss consisted of $94.3 million principally related to the reclassification of losses previously recognized as a component of accumulated other comprehensive loss on the Company's equity derivative instruments, net of related deferred income taxes of $33.0 million.

     The decrease in other comprehensive loss consisted principally of the reclassification of the losses noted above.

     SFAS No's. 141 and 142
     The Financial Accounting Standards Board ("FASB") issued SFAS No. 141 and SFAS No. 142 in June 2001. These statements address how intangible assets that are acquired individually, with a group of other assets or in connection with a business combination should be accounted for in financial statements upon and subsequent to their acquisition. The new statements require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and establish specific criteria for the recognition of intangible assets separately from goodwill.

     The Company adopted SFAS No. 141 on July 1, 2001, as required by the new statement. The adoption of SFAS No. 141 did not have a material impact on the Company's financial condition or results of operations.

     The Company adopted SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, the Company will no longer amortize goodwill and other indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Company will be required to test its goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. Other than in the period of adoption or in those periods in which the Company may record an asset impairment, the Company expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense.

     The EITF of the FASB is expected to provide further guidance on certain implementation issues related to the adoption of SFAS No. 142 as it relates to identifiable intangible assets other than goodwill. Subject to further guidance to be provided, based upon the Company's interpretation of SFAS No. 142, the Company may record a charge as a cumulative effect of accounting change, net of related deferred income taxes, in an amount not expected to exceed $1.5 billion upon adoption of SFAS No. 142 on January 1, 2002.

     Based on the Company's preliminary evaluation, the estimated effect of adoption of SFAS No. 142 would have been to decrease amortization expense by approximately $1.9 billion and to increase deferred income tax expense by approximately $600 million for the year ended December 31, 2001.

     SFAS No. 143
     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. While the Company is currently evaluating the impact the adoption of SFAS No. 143 will have on its financial condition and results of operations, it does not expect such impact to be material.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     SFAS No. 144
     The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its financial condition and results of operations, it does not expect such impact to be material.

     EITF 01-14
     In November 2001, the FASB announced EITF Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," which has subsequently been recharacterized as EITF 01-14. EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the statement of operations.

     Under the terms of its franchise agreements, the Company is required to pay up to 5% of its gross revenues derived from providing cable services to the local franchising authority. The Company normally passes these fees through to its cable subscribers. The Company currently classifies cable franchise fees collected from its cable subscribers as a reduction of the related franchise fee expense included within selling, general and administrative expenses in its consolidated statement of operations.

     EITF 01-14, by analogy, applies to franchise fees. Upon adoption of EITF 01-14 on January 1, 2002, the Company will reclassify franchise fees collected from cable subscribers from a reduction of selling, general and administrative expenses to a component of service revenues in its consolidated statement of operations. The change in classification will have no impact on the Company's reported operating loss or financial condition. The effect of the reclassification of cable franchise fees is to increase the amounts reported in the Company's consolidated statement of operations as follows (in millions):


                                                                                     Year Ended December 31,
                                                                                 2001         2000       1999
                                                                               --------     --------   --------

     Service revenues.......................................................     $189.4       $149.9     $103.4
     Selling, general and administrative expense............................     $189.4       $149.9     $103.4

4.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     At Home Services
     On September 28, 2001, At Home Corporation ("At Home"), the Company's provider of high-speed Internet services, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In October 2001, the Company amended its agreement with At Home to continue service to the Company's existing and new subscribers during October and November 2001. The Company agreed to be charged a higher rate than it had incurred under its previous agreement. On December 3, 2001, the Company, Comcast and At Home reached a definitive agreement, approved by the Bankruptcy Court, pursuant to which the Company paid $160 million to At Home and At Home agreed to continue to provide high-speed Internet services to existing and new subscribers through February 28, 2002. In December 2001, the Company began to transfer its high-speed Internet subscribers from the At Home network to the Company's new Company-owned and managed network. The Company completed this transition in February 2002.

     In the fourth quarter of 2001, the Company recognized $139.5 million of net incremental expenses incurred in the continuation of service to and transition of the Company's high-speed Internet subscribers from At Home's network to the Company's own network. This charge is included in operating expenses in the Company's consolidated statement of operations.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     Baltimore, Maryland System Acquisition
     On June 30, 2001, the Company acquired the cable system serving approximately 112,000 subscribers in Baltimore City, Maryland from AT&T Corp. ("AT&T") for $518.7 million in cash. The purchase price is subject to adjustment.

     AT&T Cable Systems Acquisition
     On April 30, 2001, the Company and Comcast acquired cable systems serving approximately 585,000 subscribers from AT&T in exchange for approximately
     63.9 million shares of AT&T common stock then held by the Company and Comcast, including all of the shares held by the Company. The market value of the AT&T shares was approximately $1.423 billion, based on the price of the AT&T common stock on the closing date of the transaction. Upon closing of the transaction, Comcast contributed its interest in the acquired systems to the Company. The transaction is expected to qualify as tax free to both the Company, to Comcast and to AT&T.

     Adelphia Cable Systems Exchange
     On January 1, 2001, the Company and Comcast completed their cable systems exchange with Adelphia Communications Corporation ("Adelphia"). The Company received cable systems serving approximately 445,000 subscribers from Adelphia and Adelphia received certain of the Company's cable systems serving approximately 441,000 subscribers. The Company recorded to other income a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value of $1.799 billion as of the closing date of the transaction and the Company's cost basis in the systems exchanged.

     AT&T Cable Systems Exchange
     On December 31, 2000, the Company and Comcast completed their cable systems exchange with AT&T. The Company received cable communications systems serving approximately 770,000 subscribers from AT&T and AT&T received certain of the Company's cable systems serving approximately 700,000 subscribers. The Company recorded to other income a pre-tax gain of $1.711 billion, representing the difference between the estimated fair value of $2.840 billion as of the closing date of the transaction and the Company's cost basis in the systems exchanged.

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

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


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

     In May 2000, the Company sold its interest in its wholly owned subsidiary which held the Comcast Class A Special Common Stock to a wholly owned subsidiary of Comcast in consideration for amounts due to affiliates totaling $758.1 million related to management fees and programming charges (see Note 8). The Company did not record any gain or loss on the transaction as it was between subsidiaries under the common control of Comcast. In August 2000, JOIN Holdings was merged into the Company (see
     Note 2).

     Acquisition of CalPERS' Interest in Jointly Owned Cable Properties
     In February 2000, the Company acquired the California Public Employees Retirement System's ("CalPERS") 45% interest in Comcast MHCP Holdings, L.L.C. ("Comcast MHCP"), formerly a 55% owned consolidated subsidiary of the Company which serves subscribers in Michigan, New Jersey and Florida. As a result, the Company owns 100% of Comcast MHCP. The consideration was $750.0 million in cash and was funded with the proceeds from a capital contribution that the Company received from Comcast (see Note 8).

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

     Consolidation of Comcast Cablevision of Garden State, L.P.
     Comcast Cablevision of Garden State, L.P. ("Garden State Cable") (formerly Garden State Cablevision L.P.), a cable communications company serving approximately 216,000 subscribers in New Jersey, is a partnership which was owned 50% by Lenfest and 50% by Comcast. In December 2000, Comcast contributed its 50% interest in Garden State Cable to the Company. As a result of the Lenfest Acquisition and Comcast's contribution of its 50% interest in Garden State Cable, the Company owns 100% of Garden State Cable. The contribution of Comcast's 50% interest in Garden State Cable was accounted for at Comcast's historical cost in a manner similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements include the accounts of Garden State Cable since the date of the Lenfest Acquisition.

     The acquisitions completed by the Company during the three years in the period ended December 31, 2001 were accounted for under the purchase method of accounting. As such, the Company's results include the operating results of the acquired businesses from the dates of acquisition. During the fourth quarter of 2001, the Company recorded the final purchase price allocation related to the Company's cable systems exchange with AT&T. The allocation of the purchase price for the other 2001 acquisitions and the cable systems exchange with Adelphia made by the Company is preliminary pending completion of final appraisals. The Company's cable systems exchanges with Adelphia and AT&T, the contribution by Comcast of Garden State Cable and certain of the Company's acquisitions had no significant impact on the Company's consolidated statement of cash flows due to their noncash nature (see Note 10).

     Unaudited Pro Forma Information
     The following unaudited pro forma information has been presented as if the acquisitions and cable systems exchanges made by the Company in 2001 each occurred on January 1, 2000, the acquisitions and cable systems

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     exchanges made by the Company in 2000 each occurred on January 1, 1999, and the acquisitions made by the Company in 1999 each occurred on January 1, 1998. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated the entities acquired since such dates.


                                                                                    (In millions)
                                                                               Year Ended December 31,
                                                                            2001        2000         1999
                                                                         ----------  ----------   ----------

     Service revenues..................................................    $5,152.1    $4,699.8     $3,950.6
     Loss before extraordinary items and cumulative
          effect of accounting changes.................................     ($376.0)    ($166.9)   ($1,106.8)
     Net loss..........................................................     ($437.3)    ($174.0)   ($1,113.0)

5.   INVESTMENTS

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, which it accounts for as available for sale. The unrealized pre-tax gains (losses) on these investments as of December 31, 2001 and 2000 of $54.0 million and ($263.9) million, respectively, have been reported in the Company's consolidated balance sheet as a component of other comprehensive income (loss), net of related deferred income taxes of ($18.9) million and $92.4 million, respectively.

     The cost, fair value and gross unrealized gains and losses related to the Company's available for sale securities are as follows:


                                                                                     December 31,
                                                                               2001                2000
                                                                            -----------         -----------
                                                                                 (Dollars in millions)

     Cost.............................................................            $37.3              $751.7
     Gross unrealized gains...........................................             54.0
     Gross unrealized losses..........................................                              ($263.9)
                                                                            -----------         -----------

     Fair value.......................................................            $91.3              $487.8
                                                                            ===========         ===========

     Investment Income (Expense)
     Investment income (expense) includes the following (in millions):


                                                                                   Year Ended December 31,
                                                                                2001        2000        1999
                                                                              ---------   ---------   ---------
     Interest and dividend income...........................................      $18.4       $12.0        $6.0
     Gains on sales and exchanges of investments, net.......................       29.3        29.3         0.8
     Investment impairment losses...........................................      (89.5)      (42.8)
     Mark to market adjustments on derivatives..............................      (27.8)
                                                                              ---------   ---------   ---------

          Investment income (expense).......................................     ($69.6)      ($1.5)       $6.8
                                                                              =========   ==========  =========

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     The investment impairment loss for the year ended December 31, 2001 relates principally to an other than temporary decline in the Company's investment in AT&T, which was exchanged on April 30, 2001 (see Note 4 - AT&T Cable Systems Acquisition), and Motorola, Inc.

     Equity Method
     The Company records its proportionate interests in the net income (loss) of certain of its equity method investees in arrears. The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $147.3 million as of December 31, 2001 (related to the Company's investment in Susquehanna Cable). Such excess is being amortized to equity in net income or loss, over a period of twenty years, which is consistent with the estimated lives of the underlying assets. The original cost of investments accounted for under the equity method totaled $194.1 million and $157.1 million as of December 31, 2001 and 2000, respectively. Upon adoption of SFAS No. 142, the Company will no longer amortize this excess but rather will continue to test such excess for impairment in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

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

6.   LONG-TERM DEBT

                                                                                        December 31,
                                                                                    2001           2000
                                                                                  --------       ---------
                                                                                       (In millions)
     Commercial paper...........................................................    $397.3        $1,323.5
     Notes payable to banks, due 2005...........................................     850.0         1,125.0
     9-5/8% Senior notes, due 2002..............................................     200.0           200.0
     8-1/8% Senior notes, due 2004..............................................     320.4           299.9
     8-3/8% Senior notes, due 2005..............................................     697.0           696.3
     6-3/8% Senior notes, due 2006..............................................     511.3
     8-3/8% Senior notes, due 2007..............................................     597.5           597.2
     8-7/8% Senior notes, due 2007..............................................     249.1           249.0
     6.20% Senior notes, due 2008...............................................     798.4           798.2
     7-5/8% Senior notes, due 2008..............................................     206.1           197.1
     7-5/8% Senior notes, due 2008..............................................     147.7           147.4
     6-7/8% Senior notes, due 2009..............................................     751.5
     6-3/4% Senior notes, due 2011..............................................     993.1
     7-1/8% Senior notes, due 2013..............................................     748.4
     8-7/8% Senior notes, due 2017..............................................     545.9           545.8
     8-1/2% Senior notes, due 2027..............................................     249.6           249.6
     10-1/2% Senior subordinated debentures, due 2006...........................     133.0           123.8
     8-1/4% Senior subordinated debentures, due 2008............................     154.3           149.1
     Other, including capital lease obligations.................................      11.9            12.4
                                                                                  --------       ---------
                                                                                   8,562.5         6,714.3
     Less current portion.......................................................     203.1             3.3
                                                                                  --------       ---------
                                                                                  $8,359.4        $6,711.0
                                                                                  ========       =========

     Maturities of long-term debt outstanding as of December 31, 2001 for the four years after 2002 are as follows (in millions):


         2003..............................................         $3.1
         2004..............................................        321.2
         2005..............................................      1,945.2
         2006..............................................        644.9

     In addition to the Company's outstanding long-term debt as presented in the table above, the Company had an aggregate of $860.1 million of notes payable to Comcast and Comcast's subsidiaries as of December 31, 2000 (see
     Note 7).

     Contribution of 10 1/2% Senior Subordinated Notes Due 2006
     In December 2000, Comcast contributed to the Company $196.7 million principal amount of the Company's 10 1/2% senior subordinated notes due 2006 which were held by Comcast. As such, amounts outstanding as of December 31, 2000 have been treated as effectively retired.

     Commercial Paper
     The Company's senior bank credit facility consists of a $2.25 billion, five-year revolving credit facility and a $2.25 billion, 364-day revolving credit facility (together, the "Comcast Cable Revolver"). The 364-day revolving credit facility supports the Company's commercial paper program. Amounts outstanding under the commercial paper program are classified as long-term in the Company's consolidated balance sheet as of December 31, 2001 and 2000 as the Company has both the ability and the intent to refinance these obligations, if necessary, on a long-term basis with amounts available under the Comcast Cable Revolver.

     Senior Notes
     During 2001, the Company sold an aggregate of $3.0 billion of public debt. The Company used substantially all of the net proceeds from the offerings to repay a portion of the amounts outstanding under its commercial paper program, revolving credit facility and notes payable to affiliates, and to fund its acquisition of the Baltimore City, Maryland cable system (see Notes 4 and 7).

     Interest on all of the Company's Senior Notes is payable semiannually. The 6 3/8% Senior Notes and the 6.20% Senior Notes are redeemable only upon maturity in January 2006 and November 2008, respectively. The 8 1/2% Senior Notes are redeemable, in whole or in part, at the option of the Company at any time after May 1, 2009, and the remaining Senior Notes are redeemable, in whole or in part, at the option of the Company at any time. In each case, the Senior Notes are redeemable at a price equal to the greater of
     (i) 100% of their principal amount, plus accrued interest thereon to the date of redemption, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the Adjusted Treasury Rate (as defined), plus accrued interest on the Senior Notes to the date of redemption. Each holder of the 8 1/2% Senior Notes may require the Company to repurchase all or a portion of the 8 1/2% Senior Notes owned by such holder on May 1, 2009 at a purchase price equal to 100% of the principal amount thereof.

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

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     Extraordinary Items
     Extraordinary items for the years ended December 31, 2000 and 1999, consist of unamortized debt issue costs and debt extinguishment costs, net of related tax benefits, expensed principally in connection with the redemptions and refinancings of certain indebtedness.

     Interest Rates
     Bank debt interest rates vary based upon one or more of the following rates at the option of the Company:

       Prime rate
       Federal Funds rate plus 0.5%; and
       LIBOR plus 0.19% to 0.8%

     As of December 31, 2001 and 2000, the Company's effective weighted average interest rate on its variable rate debt outstanding was 2.60% and 7.32%, respectively.

     Interest Rate Risk Management
     The Company is exposed to the market risk of adverse changes in interest rates. To manage the volatility relating to these exposures, the Company's policy is to maintain a mix of fixed and variable rate debt and to enter into various interest rate derivative transactions as described below.

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

     The following table summarizes the terms of the Company's existing Swaps as of December 31, 2001 and 2000 (dollars in millions):

                                                         Notional                         Average       Estimated
                                                          Amount      Maturities       Interest Rate   Fair Value
     As of December 31, 2001
     -----------------------
     Fixed to Variable Swaps.........................     $950.0       2004-2008           7.5%          $46.8

     As of December 31, 2000
     -----------------------
     Fixed to Variable Swaps.........................     $450.0       2004-2008           7.7%           $3.2

     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps, Caps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 2001, 2000 and 1999 was not significant.

     During January and February 2002, the Company settled all $950.0 million notional amount of its Fixed to Variable Swaps and received proceeds of $56.8 million.

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     Estimated Fair Value
     The Company's long-term debt had estimated fair values of $8.876 billion and $6.872 billion as of December 31, 2001 and 2000, respectively. The estimated fair value of the Company's publicly traded debt is based on the quoted market prices for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

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

     Lines and Letters of Credit
     As of December 31, 2001, certain subsidiaries of the Company had unused lines of credit of $3.198 billion under their respective credit facilities.

     As of December 31, 2001 the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $52.8 million to cover potential fundings under various agreements.

7.   NOTES RECEIVABLE FROM AFFILIATES AND NOTES PAYABLE TO AFFILIATES

     As of December 31, 2001 and 2000, notes receivable from affiliates consist of $557.8 million and $99.3 million principal amount of notes receivable from Comcast and certain of its wholly owned subsidiaries. The notes receivable bear interest at rates ranging from 5.75% to 8.76% (weighted average interest rate of 7.11% and 10.05% as of December 31, 2001 and 2000, respectively) and are due between 2010 and 2027. Interest receivable relating to such notes of $22.8 million is included in notes receivable from affiliates as of December 31, 2001.

     In February 2001, Comcast acquired Home Team Sports (now known as Comcast SportsNet - MidAtlantic), a regional sports programming network serving approximately 4.8 million homes in the Mid-Atlantic region, from Viacom, Inc. ("Viacom") and Affiliated Regional Communications, Ltd. (an affiliate of Fox Cable Network Services, LLC ("Fox")). Comcast also agreed to increase the distribution of certain of Viacom's and Fox's programming networks on certain of the Company's cable systems. As of December 31, 2001, notes receivable from affiliates includes $240.0 million principal amount of notes receivable due from Comcast related to these agreements.

     As of December 31, 2000, notes payable to affiliates consisted of $860.1 million principal amount of notes payable to Comcast and certain of its wholly owned subsidiaries. The notes payable bore interest at rates ranging from 7.75% to 8.96% (weighted average interest rate of 8.05%) and were due between 2009 and 2027.

     On May 1, 2001, Comcast contributed subsidiaries with notes receivable from affiliates totaling $493.6 million to the Company in a non-cash financing activity (see Note 10). The notes were subsequently used to repay notes payable to affiliates.

8.   RELATED PARTY TRANSACTIONS

     Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives an allocated portion, based upon market share, of a percentage of net sales

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     of merchandise sold to QVC customers located in the Company's service area.
     These   amounts  are  included  in  service   revenues  in  the   Company's
     consolidated statement of operations.

     Through July 31, 2000, Comcast, through management agreements, managed the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreements generally provided that Comcast would supervise the management and operations of the cable systems and arrange for and supervise certain administrative functions. As compensation for such services, the agreements provided for Comcast to charge management fees of up to 6% of gross revenues. These charges are included in selling, general and administrative expenses in the Company's consolidated statement of operations.

     Through July 31, 2000, on behalf of the Company, Comcast secured long-term programming contracts that generally provided for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Comcast charged each of the Company's subsidiaries for programming on a basis which generally approximated the amount each such subsidiary would be charged if it purchased such programming directly from the supplier, subject to limitations imposed by debt facilities for certain subsidiaries, and did not benefit from the purchasing power of Comcast's consolidated operations. These charges are included in operating expenses in the Company's consolidated statement of operations.

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

     Effective August 1, 2000, the Company purchases programming from suppliers in which Comcast holds an equity interest. These charges are included in operating expenses in the Company's consolidated statement of operations.

     The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost reimbursement
     agreements.   These   charges  are   included   in  selling,   general  and
     administrative expenses in the Company's consolidated statement of operations.

     Effective August 1, 2001, Comcast contributed its wholly owned subsidiary, Comcast Financial Agency Corporation ("CFAC"), to the Company. CFAC provides cash management services to the Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. These amounts were classified as cash held by an affiliate in the Company's consolidated balance sheet as of December 31, 2000. As of December 31, 2001, amounts held by CFAC are included in cash and cash equivalents in the Company's consolidated balance sheet.

     The Company's related party transactions were as follows (in millions):


                                                                  Year Ended December 31,
                                                               2001        2000        1999
                                                             ---------   ---------   ---------
     QVC service revenue..................................       $18.1       $14.7       $10.4
     Comcast management fees..............................                   145.5       161.8
     Programming charges with affiliates..................       137.6       835.6       822.5
     Comcast cost-sharing charges.........................       143.1       138.9       104.9
     CFAC investment income...............................         8.7         7.2         2.7

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


9.   INCOME TAXES

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

     Income tax expense (benefit) consists of the following components (in millions):


                                                                              Year Ended December 31,
                                                                        2001           2000           1999
                                                                      --------       ---------      ---------
     Current expense
     Federal.......................................................      $               $             ($18.9)
     State.........................................................       (7.1)          (11.5)          (6.1)
                                                                      --------       ---------      ---------
                                                                          (7.1)          (11.5)         (25.0)
                                                                      --------       ---------      ---------
     Deferred (expense) benefit
     Federal.......................................................       58.1          (206.6)          66.8
     State.........................................................      (14.4)          (81.8)           4.4
                                                                      --------       ---------      ---------
                                                                          43.7          (288.4)          71.2
                                                                      --------       ---------      ---------
     Income tax (expense) benefit..................................      $36.6         ($299.9)         $46.2
                                                                      ========       =========      =========

     The Company's income tax expense (benefit) differs from the statutory amount because of the effect of the following items (in millions):


                                                                               Year Ended December 31,
                                                                         2001           2000           1999
                                                                       ---------      ---------      ---------
     Federal tax at statutory rate...................................     $139.1        ($144.6)        $140.6
     Non-deductible depreciation and amortization....................      (84.5)         (82.2)         (25.5)
     State income taxes, net of federal benefit......................      (14.0)         (60.6)          (1.0)
     Increase to valuation allowance.................................                     (14.1)         (75.3)
     Other...........................................................       (4.0)           1.6            7.4
                                                                       ---------      ---------      ---------
     Income tax (expense) benefit....................................      $36.6        ($299.9)         $46.2
                                                                       =========      =========      =========

     The Company's net deferred tax liability consists of the following components (in millions):


                                                                                    December 31,
                                                                                2001               2000
                                                                           -----------        -----------
     Deferred tax assets, net operating loss carryforwards.................     $507.6             $436.7

     Deferred tax liabilities, principally differences between book
          and tax basis of property and equipment and intangible assets....    5,908.0            5,453.1
                                                                           -----------        -----------
     Net deferred tax liability............................................   $5,400.4           $5,016.4
                                                                           ===========        ===========

     The Company recorded $349.5 million of deferred income tax liabilities in 2001 in connection with acquisitions principally related to basis differences in property and equipment and intangible assets. As of December 31, 2001,

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     the Company has available net operating loss carryforwards of approximately $1.3 billion on a separate return basis, which expire primarily in periods through 2021.

10.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The  following  table   summarizes  the  fair  values  of  the  assets  and
     liabilities acquired by the Company through noncash transactions (see Notes 4 and 6) (in millions):


                                                    Year Ended
                                                   December 31,
                                                2001           2000
                                            ------------   ------------

     Current assets......................          $22.2         $216.2
     Investments.........................          897.3          369.1
     Property, plant and equipment.......          681.3        1,295.8
     Intangible assets...................        2,614.0       15,399.4
     Current liabilities.................          (19.1)        (255.3)
     Long-term debt......................                      (2,146.5)
     Notes payable to affiliates.........          493.6
     Deferred income taxes and other.....         (330.6)      (3,245.6)
                                            ------------   ------------
          Net assets acquired............       $4,358.7      $11,633.1
                                            ============   ============

     The following table summarizes the Company's cash payments for interest and income taxes (in millions):


                                                    Year Ended December 31,
                                                   2001      2000        1999
                                                  -------  --------    --------

     Long-term debt interest.....................  $510.4    $501.0      $324.8
     Notes payable to affiliates interest........   $39.3     $16.2        $8.9
     Income taxes................................    $7.4      $6.1        $7.4

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

COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Concluded)

11.  COMMITMENTS AND CONTINGENCIES

     Commitments
     Minimum annual rental commitments for office space and equipment under noncancelable operating leases are as follows (in millions):

              2002....................................   $37.2
              2003....................................    25.8
              2004....................................    19.4
              2005....................................    13.7
              2006....................................    10.6
              Thereafter..............................    44.2

     Pole rentals have been excluded from the above schedule as they are generally cancelable after an initial period by either party upon notice.

     The following table summarizes the Company's rental expense charged to operations (in millions):


                                                  Year Ended December 31,
                                                 2001      2000        1999
                                               --------  --------    --------
     Rental expense.........................      $60.8     $44.6       $33.7

     Contingencies
     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to such actions is not expected to materially affect the financial condition, results of operations or liquidity of the Company.

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

                                     PART IV

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements of ours are included in Part II, Item 8:

              Independent Auditors' Report..................................25
              Consolidated Balance Sheet--December 31, 2001 and 2000........26
              Consolidated Statement of Operations--Years
                Ended December 31, 2001, 2000 and 1999......................27
              Consolidated Statement of Cash Flows--Years
                Ended December 31, 2001, 2000 and 1999......................28
              Consolidated Statement of Stockholder's Equity --
                Years Ended December 31, 2001, 2000 and 1999................29
              Notes to Consolidated Financial Statements....................30

     (b) (i) The following financial statement schedule required to be filed by Items 8 and 14(d) of Form 10-K is included in Part IV:

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

                  4.1(b) Form of Notes relating to our 8 1/8% Senior Notes due 2004, 8 3/8% Senior Notes due 2007, 6.20% Senior Notes due 2008, 6.375% Senior Notes due 2006, 6.75% Senior Notes due 2011, 8 7/8% Senior Notes due 2017, 8 1/2% Senior Notes due 2027, 6.875% Senior Notes due 2009 and 7.125% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1(b) to our Registration Statement on Form S-4, as amended, filed on September 22, 1997).

                  10.1 Management Agreement, dated as of April 24, 1997, between Comcast Cable Communications, Inc. and Comcast Corporation (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-4, as amended, filed on September 22, 1997).

                  10.2 Promissory Note, dated as of July 2, 1997, between Comcast Cable Communications, Inc. and Comcast Corporation (incorporated by reference to Exhibit
                           10.13 to our Registration Statement on Form S-4, as amended, filed on September 22, 1997).

                  10.3 Agreement and Plan of Merger, dated as of November 16, 1999, by and among Comcast Corporation, Comcast LCI Holdings, Inc., a wholly owned subsidiary of Comcast, Lenfest Communications, Inc. ("Lenfest") and Lenfest's stockholders as named therein. (incorporated by reference to Exhibit 10.1 to the Comcast Corporation Current Report on Form 8-K filed on December 13, 1999).

                  10.4 Agreement and Plan of Merger among Jones Intercable, Inc., Comcast Corporation and Comcast JOIN Holdings, Inc., dated as of December 22, 1999 (incorporated by reference to Exhibit 2.1 to the Comcast Corporation Registration Statement on Form S-4 filed on January 10, 2000).

                  10.5 Agreement and Plan of Merger, dated as of July 28, 2000, by and among Comcast Cable Communications, Inc., Comcast LCI Holdings, Inc., formerly a wholly owned subsidiary of Comcast Corporation and Comcast JOIN Holdings, Inc., formerly a wholly owned subsidiary of Comcast Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 27, 2000).

                  10.6 Asset Exchange Agreement, dated as of August 11, 2000, among AT&T Corp. and Comcast Corporation (incorporated by reference to Exhibit 10.1 to the Comcast Corporation Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000).

                  10.7 Agreement and Plan of Reorganization, dated as of August 11, 2000, among Comcast Corporation, Comcast Cable Communications, Inc., Comcast CCCI II, LLC, Comcast Teleport, Inc., Comcast Heritage, Inc., Comcast Communications Properties, Inc., and AT&T Corp. (incorporated by reference to Exhibit 10.2 to the Comcast Corporation Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000).

                  10.8 Five-Year Revolving Credit Agreement, dated as of August 24, 2000, among Comcast Cable Communications, Inc. and the Financial Institutions Party Hereto, Banc of America Securities LLC and Chase Securities Inc., as Joint Lead Arrangers and Joint Book Managers, BNY Capital Markets, Inc. and Salomon Smith Barney Inc., as Co-Arrangers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuing Lender, Chase Securities Inc., as Syndication Agent and Citibank, N.A. and The Bank of New York, as Co- Documentation Agents (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the Quarter Ended September 30,
                           2000).

                  10.9 364-Day Revolving Credit Agreement, dated as of July 17, 2001, among Comcast Cable Communications, Inc. and the Financial Institutions Party Hereto, Banc of America Securities LLC and Chase Securities Inc., as Joint Lead Arrangers and Joint Book Managers, BNY Capital Markets, Inc. and Salomon Smith Barney Inc., as Co-Arrangers, Bank of America, N.A., as Administrative Agent, Chase Securities Inc., as Syndication Agent and Citibank, N.A. and The Bank of New York, as Co-Documentation Agents. (incorporated by reference to Exhibit 10.22 to the Comcast Corporation Annual Report on Form 10-K for the Year Ended December 31, 2001).

                  10.10 Asset Exchange Closing Agreement dated as of January 1, 2001 among Comcast Corporation, the Comcast Parties, Adelphia Communications Corporation and the Adelphia Parties (incorporated by reference to Exhibit 10.24 to the Comcast Corporation Annual Report on Form 10-K for the year ended December 31,
                           2000).

                  12.1 Statement re: Computation of Ratio of Earnings to Fixed Charges.

                  23.1     Consent of Deloitte & Touche LLP.

                  23.2     Consents of Arthur Andersen LLP.

                  99.1 Report of Independent Public Accountants to Jones Intercable, Inc. for the year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 29, 2002.


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

SIGNATURE                                         TITLE                                   DATE
---------                                         -----                                   ----

/s/ Ralph J. Roberts                  Chairman; Director                              March 29, 2002
-----------------------------------
Ralph J. Roberts

/s/ Brian L. Roberts                  Vice Chairman; Director (Principal              March 29, 2002
-----------------------------------   Executive Officer)
Brian L. Roberts

/s/ Lawrence S. Smith                 Executive Vice President; Director              March 29, 2002
-----------------------------------
Lawrence S. Smith

/s/ Stanley L. Wang                   Executive Vice President, Secretary;            March 29, 2002
-----------------------------------   Director
Stanley L. Wang

/s/ John R. Alchin                    Executive Vice President, Treasurer             March 29, 2002
-----------------------------------   (Principal Financial Officer)
John R. Alchin

/s/ Lawrence J. Salva                 Senior Vice President                           March 29, 2002
-----------------------------------   (Principal Accounting Officer)
Lawrence J. Salva


                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholder
Comcast Cable Communications, Inc.
Philadelphia, Pennsylvania


Our audits of the financial statements referred to in our report dated February 5, 2002 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001) appearing in the Annual Report on Form 10-K of Comcast Cable Communications, Inc. (the "Company") for the year ended December 31, 2001 also included the financial statement schedule of the Company, listed in Item 14(b)(i). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 5, 2002

                                COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                ---------------------------------------------------

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  -----------------------------------------------

                                    YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                    --------------------------------------------

                                                   (In millions)





                                                                          Additions
                                          Balance at                      Charged to      Deductions       Balance
                                          Beginning       Effect of       Costs and          from           at End
                                           of Year      Acquisitions       Expenses      Reserves(A)       of Year
                                           -------      ------------       --------      -----------       -------

Allowance for Doubtful Accounts
-------------------------------
2001                                        $39.9             $5.1           $52.5           $39.3          $58.2

2000                                         31.2             10.7            33.7            35.7           39.9

1999                                         19.4              3.1            23.6            14.9           31.2







(A) Uncollectible accounts written off.