Form 10-Q
period 2002-03-31
COMCAST CABLE COMMUNICATIONS INC
filed 2002-05-15
CIK 1040573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                                 MARCH 31, 2002
                                       OR

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

         Yes  X                                                     No __

                           --------------------------

As of March 31, 2002, there were 138.89 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                           COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                FORM 10-Q
                                      QUARTER ENDED MARCH 31, 2002

                                            TABLE OF CONTENTS

                                                                                                 Page
                                                                                                Number
PART I.       FINANCIAL INFORMATION
              ITEM 1.    Financial Statements

                         Condensed Consolidated Balance Sheet as of March 31,
                         2002 and December 31, 2001 (Unaudited).......................................2

                         Condensed Consolidated Statement of Operations and
                         Accumulated Deficit for the Three Months Ended
                         March 31, 2002 and 2001 (Unaudited)..........................................3

                         Condensed Consolidated Statement of Cash Flows for the Three
                         Months Ended March 31, 2002 and 2001 (Unaudited).............................4

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

PART II.      OTHER INFORMATION

              ITEM 1.    Legal Proceedings...........................................................15

              ITEM 6.    Exhibits and Reports on Form 8-K............................................15

              SIGNATURE..............................................................................16

                                        -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended March 31, 2002. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast Cable," the "Company," "we," "us" and "our" refer to Comcast Cable Communications, Inc. and its subsidiaries.

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



                               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                    FORM 10-Q
                                           QUARTER ENDED MARCH 31, 2002

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                   (Unaudited)


                                                                                (Dollars in millions, except share data)
                                                                                      March 31,      December 31,
                                                                                        2002             2001
                                                                                      ----------       ----------
ASSETS

CURRENT ASSETS
         Cash and cash equivalents ...............................................       $155.1           $45.1
         Investments .............................................................         88.9           100.6
         Accounts receivable, less allowance for doubtful accounts
            of $58.5 and $58.2 ...................................................        249.2           267.3

         Due from affiliates .....................................................        180.1           173.1
         Other current assets ....................................................         94.4            75.1
                                                                                      ----------       ---------
                           Total current assets ..................................        767.7           661.2
                                                                                      ----------       ---------
INVESTMENTS ......................................................................        174.8           178.4
NOTES RECEIVABLE FROM AFFILIATES .................................................        720.4           580.6
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,538.7 and $2,318.2 .      6,120.6         6,045.2
GOODWILL .........................................................................      4,478.8         4,478.8
CABLE FRANCHISE OPERATING RIGHTS .................................................     16,256.2        16,251.3
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $130.7 and $122.0 ....        146.3           149.5
OTHER NONCURRENT ASSETS, net .....................................................         63.3           105.0
                                                                                      ----------       ---------
                                                                                      $28,728.1        $28,450.0
                                                                                      ==========       =========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
         Accounts payable ........................................................       $336.5          $336.1
         Accrued expenses and other current liabilities ..........................        491.5           531.5
         Accrued interest ........................................................        178.7           104.8
         Current portion of long-term debt .......................................          3.1           203.1
                                                                                      ----------       ---------
                           Total current liabilities .............................      1,009.8         1,175.5
                                                                                      ----------       ---------
LONG-TERM DEBT, less current portion .............................................      8,693.8         8,359.4
                                                                                      ----------       ---------
DEFERRED INCOME TAXES, due to affiliate, net .....................................      5,452.1         5,400.4
                                                                                      ----------       ---------
OTHER NONCURRENT LIABILITIES .....................................................        499.3           534.5
                                                                                      ----------       ---------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDER'S EQUITY
         Common stock, $1 par value - authorized 1,000 shares;
          issued 138.89 shares ...................................................
         Additional capital ......................................................     16.411.4        16,411.4
         Accumulated deficit .....................................................     (3,365.8)       (3,466.3)
         Accumulated other comprehensive income ..................................         27.5            35.1
                                                                                      ----------       ---------
                           Total stockholder's equity ............................     13,073.1        12,980.2
                                                                                      ----------       ---------
                                                                                      $28,728.1        $28,450.0
                                                                                      ==========       =========



See notes to condensed consolidated financial statements.

                              COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                   FORM 10-Q
                                         QUARTER ENDED MARCH 31, 2002
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                                  (Unaudited)



                                                                                       (Dollars in millions)
                                                                                   Three Months Ended March 31,
                                                                                     2002             2001
                                                                                  ----------       ----------

SERVICE REVENUES................................................................    $1,429.6         $1,168.7
                                                                                  ----------       ----------

COSTS AND EXPENSES
   Operating (excluding depreciation)...........................................       511.9            415.7
   Selling, general and administrative..........................................       331.8            269.8
   Depreciation.................................................................       274.3            212.5
   Amortization.................................................................        11.6            454.2
                                                                                  ----------       ----------
                                                                                     1,129.6          1,352.2
                                                                                  ----------       ----------

OPERATING INCOME (LOSS).........................................................       300.0           (183.5)

OTHER INCOME (EXPENSE)
   Interest expense.............................................................      (145.4)          (132.8)
   Interest income (expense) on affiliate notes, net............................        10.6            (17.4)
   Investment expense...........................................................        (3.7)           (79.0)
   Equity in net income (losses) of affiliates..................................         0.6             (2.8)
   Other income (expense).......................................................        (5.0)         1,198.0
                                                                                  ----------       ----------
                                                                                      (142.9)           966.0
                                                                                  ----------       ----------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE..................................................       157.1            782.5

INCOME TAX EXPENSE..............................................................       (56.6)          (355.2)
                                                                                  ----------       ----------

INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE............................................................       100.5            427.3

CUMULATIVE EFFECT OF ACCOUNTING CHANGE..........................................                        (61.3)
                                                                                  ----------       ----------

NET INCOME......................................................................       100.5            366.0

ACCUMULATED DEFICIT
   Beginning of period..........................................................    (3,466.3)        (3,044.1)
                                                                                  ----------       ----------

   End of period................................................................   ($3,365.8)       ($2,678.1)
                                                                                  ==========       ==========


See notes to condensed consolidated financial statements.

                                 COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                      FORM 10-Q
                                            QUARTER ENDED MARCH 31, 2002
                                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     (Unaudited)

                                                                                           (Dollars in millions)
                                                                                       Three Months Ended March 31,
                                                                                          2002              2001
                                                                                        ---------         ---------
OPERATING ACTIVITIES
   Net income.......................................................................       $100.5            $366.0
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...................................................................        274.3             212.5
     Amortization...................................................................         11.6             454.2
     Non-cash interest expense......................................................          1.4               1.2
     Non-cash interest (income) expense on affiliate notes..........................        (10.4)              3.1
     Equity in net (income) losses of affiliates....................................         (0.6)              2.8
     Losses (gains) on investments and other (income) expense, net..................          9.9          (1,112.5)
     Cumulative effect of accounting change.........................................                           61.3
     Deferred income tax expense, due to affiliate..................................         54.6             345.0
     Other..........................................................................        (35.2)            (13.0)
                                                                                        ---------         ---------
                                                                                            406.1             320.6
     Changes in working capital, net of effects of acquisitions
       Decrease in accounts receivable, net.........................................         18.1              29.5
       Increase in other current assets.............................................        (19.3)            (35.3)
       Decrease in accounts payable, accrued expenses and other
         current liabilities........................................................         29.1              68.3
                                                                                        ---------         ---------
                                                                                             27.9              62.5

           Net cash provided by operating activities................................        434.0             383.1
                                                                                        ---------         ---------

FINANCING ACTIVITIES
   Proceeds from borrowings.........................................................        515.4           2,445.5
   Retirements and repayments of long-term debt.....................................       (388.4)         (2,159.5)
   Proceeds from settlement of interest rate exchange agreements....................         56.8
   Proceeds from notes payable to affiliates........................................                          359.2
   Repayment of notes payable to affiliates.........................................                         (199.0)
   Increase in notes receivable from affiliates.....................................       (131.2)
   Net transactions with affiliates.................................................         (5.2)            (99.1)
                                                                                        ---------         ---------
           Net cash provided by financing activities................................         47.4             347.1
                                                                                        ---------         ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...............................................        (12.1)            (27.8)
   Capital expenditures.............................................................       (357.4)           (436.8)
   Increase in cash held by an affiliate............................................                         (264.4)
   Purchases of short-term investments..............................................                           (0.8)
   Purchases of investments.........................................................                         (126.4)
   Proceeds from sales of investments...............................................          4.0             130.1
   Additions to intangible and other noncurrent assets..............................         (5.9)            (26.6)
                                                                                        ---------         ---------
           Net cash used in investing activities....................................       (371.4)           (752.7)
                                                                                        ---------         ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................        110.0             (22.5)

CASH AND CASH EQUIVALENTS, beginning of period......................................         45.1              44.2
                                                                                        ---------         ---------

CASH AND CASH EQUIVALENTS, end of period............................................       $155.1             $21.7
                                                                                        =========         =========


See notes to condensed consolidated financial statements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     For a more complete discussion of the Company's accounting policies and certain other information, refer to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Reclassifications
     Certain reclassifications have been made to the prior year financial statements to conform to those classifications used in 2002 (see Note 2).

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, as Amended
     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities," as amended. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities. SFAS No. 133 requires that all derivative instruments be reported on the balance sheet at their fair values. Upon adoption of SFAS No. 133, the Company recognized as a loss a cumulative effect of accounting change, net of related income taxes, of $61.3 million. The loss consisted of $94.3 million principally related to the reclassification of losses previously recognized as a component of accumulated other comprehensive income on the Company's equity derivative instruments, net of related deferred income taxes of $33.0 million.

     SFAS No. 142
     The Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon and subsequent to their acquisition.

     The Company adopted SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, the Company no longer amortizes goodwill and other indefinite lived intangible assets, which consist of cable franchise operating rights. The Company will be required to test its goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 require the completion of an initial transitional impairment assessment, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company has completed this assessment and determined that no cumulative effect results from adopting this change in accounting principle (see Note 6).

     SFAS No. 143
     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 will have a material impact on its financial condition or results of operations.

     SFAS No. 144
     The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 had no impact on the Company's financial condition or results of operations.

     EITF 01-14
     In November 2001, the FASB staff announced Emerging Issues Task Force ("EITF") Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," which has subsequently been recharacterized as EITF 01-14. EITF 01-14 requires that reimbursements received for out-of- pocket expenses incurred be characterized as revenue in the statement of operations.

     Under the terms of its franchise agreements, the Company is required to pay up to 5% of its gross revenues derived from providing cable services to the local franchising authority. The Company normally passes these fees through to its cable subscribers. The Company previously classified cable franchise fees collected from its cable subscribers as a reduction of the related franchise fee expense included within selling, general and administrative expenses in its statement of operations.

     EITF 01-14, by analogy, applies to franchise fees. Upon adoption of EITF 01-14 on January 1, 2002, the Company reclassified franchise fees collected from cable subscribers from a reduction of selling, general and administrative expenses to a component of service revenues for all periods presented in its statement of operations. The change in classification had no impact on the Company's reported operating income (loss) or financial condition.

3.   COMPREHENSIVE INCOME

     The Company's total comprehensive income for the interim periods was as follows (in millions):


                                                              Three Months Ended
                                                                   March 31,
                                                               2002        2001
                                                             ---------  ----------
     Net income...........................................      $100.5      $366.0
     Unrealized gains (losses) on marketable securities...        (7.4)       55.9
     Reclassification adjustments for (gains) losses
       included in net income.............................        (0.2)      113.6
                                                             ---------  ----------
     Comprehensive income.................................       $92.9      $535.5
                                                             =========  ==========

4.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Unaudited Pro Forma Information
     The following unaudited pro forma information has been presented as if the acquisitions made by the Company in 2001 each occurred on January 1, 2001. For a discussion of the Company's 2001 acquisitions, refer to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.This information is based on historical results of operations and has been adjusted for acquisition costs. This information is not necessarily indicative of what the results would have been had the Company operated the entities acquired since January 1, 2001 (in millions).


                                                                  Three Months Ended
                                                                    March 31, 2001
                                                                -----------------------
Service revenues..............................................          $1,271.4
Income before cumulative effect of accounting change..........            $427.5
Net income....................................................            $366.2

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Other Income (Expense)
     On January 1, 2001, the Company and Comcast completed their cable systems exchange with Adelphia Communications Corporation ("Adelphia"). The Company received cable systems serving approximately 445,000 subscribers from Adelphia and Adelphia received certain of the Company's cable systems serving approximately 441,000 subscribers. The Company recorded to other income (expense) a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value of $1.799 billion as of the closing date of the transaction and the Company's cost basis in the systems exchanged (see Note 10).

5.   INVESTMENTS

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies which it accounts for as available for sale securities. The unrealized pre-tax gains on available for sale investments as of March 31, 2002 and December 31, 2001 of $45.7 million and $54.0 million, respectively, have been reported in the Company's balance sheet as a component of accumulated other comprehensive income, net of related deferred income taxes of $16.0 million and $18.9 million, respectively.

     The cost, fair value and gross unrealized gains and losses related to the Company's available for sale securities are as follows (in millions):


                                                                               March 31,         December 31,
                                                                                 2002              2001
                                                                              ----------         ---------

     Cost.................................................................         $37.3             $37.3
     Gross unrealized gains...............................................          45.8              54.0
     Gross unrealized losses..............................................          (0.1)
                                                                              ----------         ---------

     Fair value...........................................................         $83.0             $91.3
                                                                               ==========         =========

     Derivatives
     The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The Company has designated these derivative instruments as fair value hedges. The Company also invests in businesses, to some degree, through the purchase of equity call option or call warrant agreements.

     The unrealized pre-tax losses on cash flow hedges as of March 31, 2002 of $3.4 million have been reported in the Company's balance sheet as a component of accumulated other comprehensive income, net of related deferred income taxes of $1.2 million.

     Investment Expense
     Investment expense for the interim periods includes the following (in millions):

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                 2002              2001
                                                                              ----------         ---------

     Interest and dividend income..........................................         $1.2              $7.1
     (Losses) gains on sales and exchanges of investments..................         (0.4)              8.5
     Investment impairment losses..........................................         (3.0)            (88.9)
     Mark to market adjustments on derivatives.............................         (1.5)             (5.7)
                                                                               ----------         ---------

          Investment expense...............................................        ($3.7)           ($79.0)
                                                                               ==========         =========

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The investment impairment loss for the three months ended March 31, 2001 relates principally to other than temporary declines in the Company's investments in AT&T Corp. and Motorola Inc.

6.   GOODWILL AND INTANGIBLE ASSETS

     As of March 31, 2002, the weighted average amortization period for the Company's intangible assets subject to amortization is 5.5 years and estimated related amortization expense for each of the five years ended December 31 is as follows (in millions):


            2002............................             $35.5
            2003............................             $30.5
            2004............................             $26.1
            2005............................             $23.2
            2006............................             $17.4

     The following pro forma financial information for the three months ended March 31, 2001 is presented as if SFAS No. 142 was adopted as of January 1, 2001 (in millions):



     Net income, as reported....................................................       $366.0
          Amortization of goodwill..............................................         57.5
          Amortization of equity method goodwill................................          1.9
          Amortization of cable franchise operating rights......................        250.4
                                                                                   ----------
     Net income, as adjusted....................................................       $675.8
                                                                                   ==========
     Income before cumulative effect of
          accounting change, as adjusted........................................       $737.1
                                                                                   ==========

7.   LONG-TERM DEBT

     Commercial Paper
     The Company's senior bank credit facility consists of a $2.25 billion, five-year revolving credit facility and a $1.925 billion, 364-day revolving credit facility (together, the "Comcast Cable Revolver"). The 364-day revolving credit facility supports the Company's commercial paper program. Amounts outstanding under the commercial paper program are classified as long-term in the Company's balance sheet as of March 31, 2002 and December 31, 2001 as the Company has both the ability and the intent to refinance these obligations, if necessary, on a long-term basis with amounts available under the Comcast Cable Revolver.

     Interest Rates
     As of March 31, 2002 and December 31, 2001, the Company's effective weighted average interest rate on its long- term debt outstanding was 6.55% and 6.41%, respectively.

     Interest Rate Risk Management
     During the three months ended March 31, 2002, the Company settled all of its outstanding fixed to variable interest rate exchange agreements totaling $950.0 million aggregate notional amount and received proceeds of $56.8 million. This amount is being recognized as an adjustment to interest expense over the term of the related debt.

     Lines and Letters of Credit
     As of March 31, 2002, the Company had unused lines of credit of $2.875 billion under its revolving credit facility.

     As of March 31, 2002, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $49.0 million to cover potential fundings under various agreements.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

8.   NOTES RECEIVABLE FROM AFFILIATES

     As of March 31, 2002 and December 31, 2001, notes receivable from affiliates consist of $703.7 million and $557.8 million principal amount of notes receivable from Comcast and certain of its wholly owned subsidiaries. The notes receivable bear interest at rates ranging from 5.75% to 8.76% (weighted average interest rate of 6.73% and 7.11% as of March 31, 2002 and December 31, 2001, respectively) and are due between 2010 and 2027.
     Interest receivable relating to such notes of $16.7 million and $22.8 million is included in notes receivable from affiliates as of March 31, 2002 and December 31, 2001, respectively.

9.   RELATED PARTY TRANSACTIONS

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

     The Company's related party transactions for the interim periods were as follows (in millions):


                                                           Three Months Ended
                                                                March 31,
                                                            2002        2001
                                                          ---------  ----------
     QVC service revenue...............................        $4.9        $4.2
     Programming charges with affiliates...............       $44.4       $37.2
     Comcast cost-sharing charges......................       $40.1       $36.7
     CFAC investment income............................                    $4.1

10.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The fair values of the assets and liabilities acquired by the Company during the three months ended March 31, 2001 are presented as follows (in millions):



             Current assets.....................................       $17.0
             Property, plant & equipment........................       360.2
             Intangible assets..................................     1,439.4
             Current liabilities................................       (18.1)
                                                                 -----------
                      Net assets acquired.......................    $1,798.5
                                                                 ===========

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     The Company made cash payments for interest and income taxes during the interim periods as follows (in millions):


                                                                       Three Months Ended
                                                                            March 31,
                                                                        2002         2001
                                                                      --------     --------
     Long-term debt interest.........................................    $70.1        $56.1
     Notes payable to affiliates interest............................                 $14.3
     Income taxes....................................................     $0.6         $0.4


11.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to such actions is not expected to materially affect the financial condition, results of operations or liquidity of the Company.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to Securities and Exchange Commission General Instruction H to Form 10-Q, except as noted below.

     Comcast Agreement and Plan of Merger with AT&T Broadband

     We are a wholly owned subsidiary of Comcast Corporation ("Comcast").

     On December 19, 2001, Comcast entered into an Agreement and Plan of Merger with AT&T Corp. ("AT&T") pursuant to which Comcast agreed to a transaction which will result in the combination of Comcast and a holding company of AT&T's broadband business ("AT&T Broadband") that AT&T will spin off to its shareholders immediately prior to the combination. As of March 31, 2002, AT&T Broadband served approximately 13.4 million subscribers. The transaction is subject to customary closing conditions and shareholder, regulatory and other approvals and is expected to close by the end of 2002.

     Excluding AT&T Broadband's exchangeable notes, which are mandatorily redeemable at AT&T Broadband's option into shares of certain publicly traded companies held by AT&T Broadband, Comcast currently estimates that an aggregate of approximately $20 billion of assumed and refinanced indebtedness will be required upon completion of the AT&T Broadband transaction. At the completion of the transaction, Comcast anticipates that the combined company will assume approximately $7 to $8 billion of debt and will require financing of up to $14 billion, although the amount of debt assumed may be higher, offset by an equal reduction in the amount of required financing. The financing, while not a condition for the closing, is expected to include:

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

     On May 3, 2002, AT&T Broadband and the combined company entered into definitive credit agreements with a syndicate of lenders for an aggregate of $12.825 billion of new indebtedness in order to achieve these financing requirements. This financing requires subsidiary guarantees, including our guarantees to and guarantees from the combined company, as well as certain subsidiaries of AT&T Broadband.

     Comcast may also use other available sources of financing to fund these requirements, including:

     o its existing cash, cash equivalents and short-term investments, which totaled $2.631 billion as of March 31, 2002,

     o amounts available under Comcast's subsidiaries' lines of credit, which totaled $2.830 billion as of May 9, 2002 (including $2.564 billion of amounts available under our lines of credit), and

     o through the sales of Comcast's and AT&T Broadband's investments, including AT&T Broadband's investment in Time Warner Entertainment.

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002


Results of Operations

     Our summarized financial information for the interim periods is as follows (dollars in millions, "NM" denotes percentage is not meaningful):


                                                              Three Months Ended
                                                                  March 31,          Increase / (Decrease)
                                                               2002        2001          $          %
                                                             ---------   --------    ---------   --------
Video..................................................       $1,136.1     $972.4       $163.7       16.8%
High-speed Internet....................................          118.8       54.3         64.5      118.8
Advertising sales......................................           80.6       65.7         14.9       22.7
Other..................................................           43.7       33.8          9.9       29.3
Franchise fees.........................................           50.4       42.5          7.9       18.6
                                                             ---------   --------    ---------   --------
   Service revenues....................................        1,429.6    1,168.7        260.9       22.3
Operating, selling, general and administrative
   expenses............................................          843.7      685.5        158.2       23.1
Depreciation...........................................          274.3      212.5         61.8       29.1
Amortization...........................................           11.6      454.2       (442.6)     (97.4)
                                                             ---------   --------    ---------   --------
Operating income (loss)................................          300.0     (183.5)       483.5         NM
                                                             ---------   --------    ---------   --------
Interest expense.......................................         (145.4)    (132.8)        12.6        9.5
Interest income (expense) on affiliates notes, net.....           10.6      (17.4)        28.0         NM
Investment expense.....................................           (3.7)     (79.0)       (75.3)     (95.3)
Equity in net income (losses) of affiliates............            0.6       (2.8)         3.4         NM
Other income (expense).................................           (5.0)   1,198.0     (1,203.0)        NM
Income tax expense.....................................          (56.6)    (355.2)      (298.6)     (84.1)
                                                             ---------   --------    ---------   --------
Income before cumulative effect of accounting change...         $100.5     $427.3      ($326.8)     (76.5%)
                                                             =========   ========    =========   ========
Operating income before depreciation and
   amortization (1)....................................         $585.9     $483.2       $102.7       21.3%
                                                             =========   ========    =========   ========
------------

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

     Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital subscriptions. Of the $163.7 million increase in video revenues for the interim period from 2001 to 2002, $92.3 million is attributable to the effects of our acquisitions of cable systems and $71.4 million relates to increased rates and subscriber growth in our historical operations, driven principally by growth in digital subscriptions. During the three months ended March 31, 2002, we added approximately 200,300 digital subscriptions.

     The increase in high-speed Internet revenue for the interim period from 2001 to 2002 is primarily due to the addition of approximately 91,900 high-speed Internet subscribers during the three months ended March 31, 2002, and to the effects of rate increases.

     The increase in advertising sales revenue for the interim period from 2001 to 2002 is primarily attributable to the effects of an additional broadcast week in the first quarter of 2002 and the continued leveraging of our

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002


market-wide fiber interconnects.

     Other revenue includes installation revenues, guide revenues, commissions from electronic retailing, and revenue from other product offerings. The increase for the interim period from 2001 to 2002 is primarily attributable to growth in commissions from electronic retailing, as well as to the effects of our acquisitions of cable systems.

     On January 1, 2002, we adopted Emerging Issues Task Force ("EITF") 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the statement of operations. Under the terms of our franchise agreements, we are required to pay up to 5% of our gross revenues derived from providing cable services to the local franchising authority. We normally pass these fees through to our cable subscribers. Upon adoption of EITF 01-14, we reclassified franchise fees collected from cable subscribers from a reduction of selling, general and administrative expenses to a component of service revenues for all periods presented in our statement of operations.

     The changes in classification had no impact on our reported operating income (loss) or financial condition. Refer to Note 2 to our financial statements included in Item 1 for a discussion of the adoption of EITF 01-14.

     The increase in franchise fees collected from our cable subscribers under the terms of our franchise agreements for the interim period from 2001 to 2002 is attributable to the increases in our revenues upon which the fees apply.

     The increase in operating, selling, general and administrative expense is primarily due to the effects of our acquisitions of cable systems, as well as to the effects of increases in the costs of cable programming, high- speed Internet subscriber growth, and, to a lesser extent, increases in labor costs and other volume related expenses in our historical operations.

     Our cost of programming increases as a result of changes in rates, subscriber growth, additional channel offerings and our acquisitions. We anticipate the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

     Depreciation

     The increase in depreciation expense for the interim period from 2001 to 2002 is primarily due to the effects of our recent acquisitions and our capital expenditures.

     Amortization

     The decrease in amortization expense for the interim period from 2001 to 2002 is attributable to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." on January 1, 2002. Refer to Note 6 to our financial statements included in Item 1 for the pro forma impact of adoption of SFAS No. 142 on amortization expense.

     Interest Expense

     The increase in interest expense for the interim period from 2001 to 2002 is primarily due to the increase in our net borrowings.

     Interest Income (Expense) on Affiliate Notes, Net

     The change in interest income (expense) on affiliate notes, net for the interim period from 2001 to 2002 is due to the repayment of notes payable to affiliates in the second quarter of 2001 and to the increase in notes receivable from affiliates as compared to the prior year period.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002


     Investment Expense
     Investment expense for the interim periods includes the following (in millions):


                                                                              Three Months Ended
                                                                                  March 31,
                                                                            2002              2001
                                                                         ----------         ---------
Interest and dividend income..........................................         $1.2              $7.1
(Losses) gains on sales and exchanges of investments..................         (0.4)              8.5
Investment impairment losses..........................................         (3.0)            (88.9)
Mark to market adjustments on derivatives.............................         (1.5)             (5.7)
                                                                         ----------         ---------

     Investment expense...............................................        ($3.7)           ($79.0)
                                                                         ==========         =========

     The investment impairment loss for the three months ended March 31, 2001 relates principally to other than temporary declines in our investments in AT&T and Motorola, Inc.

     Equity in Net Income (Losses) of Affiliates

     The change in equity in net income (losses) of affiliates for the interim period from 2001 to 2002 is primarily attributable to the effects of our additional investments, as well as the effects of decreases in the net losses of our equity method investees.

     Other Income (Expense)

     On January 1, 2001, we and Comcast completed our cable systems exchange with Adelphia Communications Corporation ("Adelphia"). We received cable systems serving approximately 445,000 subscribers from Adelphia and Adelphia received certain of our cable systems serving approximately 441,000 subscribers. We recorded to other income (expense) a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value of $1.799 billion as of the closing date of the transaction and our cost basis in the systems exchanged.

     Income Tax Expense

     The decrease in income tax expense for the interim period from 2001 to 2002 is primarily the result of the effects of changes in our income before income taxes and cumulative effect of accounting change.

     Cumulative Effect of Accounting Change

     In connection with the adoption of SFAS No. 142, we completed an initial transitional impairment assessment of goodwill and other indefinite lived intangible assets, which consist of our cable franchise operating rights. Based upon further guidance provided by the EITF, we determined that no cumulative effect results from adopting this change in accounting principle.

     In connection with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, we recognized as a loss a cumulative effect of accounting change, net of related income taxes, of $61.3 million during the three months ended March 31, 2001. The loss consisted of $94.3 million principally related to the reclassification of losses previously recognized as a component of accumulated other comprehensive income on our equity derivative instruments, net of related deferred income taxes of $33.0 million.

     We believe that our operations are not materially affected by inflation.

     Anticipated Transaction

     Comcast intends to contribute its subsidiary, Comcast Cablevision of Philadelphia Area I, Inc. ("Greater Philadelphia"), which serves approximately 87,000 subscribers as of March 31, 2002, to us (the "Greater Philadelphia Contribution"). The Greater Philadelphia Contribution is expected to close during 2002, subject to receipt of regulatory approvals.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002


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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

         10.1 First Amendment to Five-Year Revolving Credit Agreement, dated as of May 7, 2002, among Comcast Cable Communications, Inc., AT&T Comcast Corporation and the Financial Institutions Party Hereto, Banc of America Securities LLC and J.P. Morgan Securities Inc. (f/k/a Chase Securities Inc.), as Joint Lead Arrangers and Joint Book Managers, BNY Capital Markets, Inc. and Salomon Smith Barney Inc., as Co-Arrangers, Bank of America, N.A., as Administrative Agent, J.P. Morgan Securities Inc. (f/k/a Chase Securities Inc.) as Syndication Agent, and Citibank, N.A. and The Bank of New York, as Co-Documentation Agents.

         10.2 364-Day Revolving Credit Agreement, dated as of May 7, 2002, among Comcast Cable Communications, Inc., AT&T Comcast Corporation and the Financial Institutions Party Hereto, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Book Managers, Credit Suisse First Boston, Barclays Banc PLC and Deutsche Bank Securities Inc., as Co- Arrangers, Bank of America, N.A., as
                  Administrative Agent, J.P. Morgan Securities Inc., as Syndication Agent, and Credit Suisse First Boston, Barclays Banc PLC and Deutsche Bank Securities Inc., as Co-Documentation Agents.

         10.3 Annex I to Five-Year Revolving Credit Agreement, dated as of August 24, 2000, Amended and Restated as of the Effective Date Defined Herein, among Comcast Cable Communications, Inc., AT&T Comcast Corporation and the Financial Institutions Party Hereto, Banc of America Securities LLC and J.P. Morgan Securities Inc. (f/k/a Chase Securities Inc.), as Joint Lead Arrangers and Joint Book Managers, BNY Capital Markets, Inc. and Salomon Smith Barney Inc., as Co-Arrangers, Bank of America, N.A., as Administrative Agent, J.P. Morgan Securities Inc. (f/k/a Chase Securities Inc.) as Syndication Agent, and Citibank, N.A. and The Bank of New York, as Co-Documentation Agents.

         10.4 Annex I to 364-Day Revolving Credit Agreement, dated as of May 7, 2002, Amended and Restated as of the Effective Date Defined Herein, among Comcast Cable Communications, Inc., AT&T Comcast Corporation and the Financial Institutions Party Hereto, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Book Managers, Credit Suisse First Boston, Barclays Banc PLC and Deutsche Bank Securities Inc., as Co-Arrangers, Bank of America, N.A., as
                  Administrative Agent, J.P. Morgan Securities Inc., as Syndication Agent, and Credit Suisse First Boston, Barclays Banc PLC and Deutsche Bank Securities Inc., as Co-Documentation Agents.

     (b) Reports on Form 8-K:

         None.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COMCAST CABLE COMMUNICATIONS, INC.
                                       ---------------------------------------






                                       /s/ Lawrence J. Salva
                                       ---------------------------------------
                                       Lawrence J. Salva
                                       Senior Vice President
                                       (Principal Accounting Officer)





Date: May 15, 2002