Form 10-Q
period 2002-06-30
COMCAST CABLE COMMUNICATIONS INC
filed 2002-08-14
CIK 1040573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 2002
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (215) 665-1700
                           __________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes  X                                         No
             ---                                           ----

                           __________________________

As of June 30, 2002, there were 138.89 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS
                                                                                                 Page
                                                                                                Number
                                                                                                ------
PART I.       FINANCIAL INFORMATION

              ITEM 1.    Financial Statements

                         Condensed Consolidated Balance Sheet as of June 30,
                         2002 and December 31, 2001 (Unaudited).......................................2

                         Condensed Consolidated Statement of Operations and
                         Accumulated Deficit for the Three and Six Months Ended
                         June 30, 2002 and 2001 (Unaudited)...........................................3

                         Condensed Consolidated Statement of Cash Flows for the Six
                         Months Ended June 30, 2002 and 2001 (Unaudited)..............................4

                         Notes to Condensed Consolidated Financial Statements (Unaudited)........5 - 11

              ITEM 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations....................................12 - 16

PART II.      OTHER INFORMATION

              ITEM 1.    Legal Proceedings...........................................................17

              ITEM 6.    Exhibits and Reports on Form 8-K............................................17

              SIGNATURE..............................................................................18

                       ___________________________________

     This Quarterly Report on Form 10-Q is for the three months ended June 30, 2002. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast Cable," the "Company," "we," "us" and "our" refer to Comcast Cable Communications, Inc. and its subsidiaries.

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002

PART I.   FINANCIAL INFORMATION
-------   ---------------------

ITEM 1.   FINANCIAL STATEMENTS

                                      CONDENSED CONSOLIDATED BALANCE SHEET
                                      ------------------------------------
                                                   (Unaudited)

                                                                               (Dollars in millions, except share data)
                                                                                       June 30,      December 31,
                                                                                         2002            2001
                                                                                      ---------      ----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents......................................................       $163.9           $45.1
   Investments....................................................................         49.6           100.6
   Accounts receivable, less allowance for doubtful accounts of $56.5 and $58.2...        251.6           267.3
   Due from affiliates............................................................        169.3           173.1
   Other current assets...........................................................         68.5            75.1
                                                                                      ---------      ----------
       Total current assets.......................................................        702.9           661.2
                                                                                      ---------      ----------
INVESTMENTS.......................................................................        174.8           178.4
NOTES RECEIVABLE FROM AFFILIATES..................................................        276.0           580.6
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,779.6 and $2,318.2..      6,104.8         6,045.2
GOODWILL..........................................................................      4,483.9         4,478.8
FRANCHISE RIGHTS..................................................................     16,317.6        16,251.3
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $137.7 and $122.0.....        167.5           149.5
OTHER NONCURRENT ASSETS, net......................................................         69.3           105.0
                                                                                      ---------      ----------
                                                                                      $28,296.8       $28,450.0
                                                                                      =========      ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts payable...............................................................       $294.7          $336.1
   Accrued expenses and other current liabilities.................................        545.3           531.5
   Accrued interest...............................................................        105.5           104.8
   Current portion of long-term debt..............................................          2.8           203.1
                                                                                      ---------      ----------
       Total current liabilities..................................................        948.3         1,175.5
                                                                                      ---------      ----------
LONG-TERM DEBT, less current portion..............................................      8,144.1         8,359.4
                                                                                      ---------      ----------
DEFERRED INCOME TAXES, due to affiliate, net......................................      5,523.9         5,400.4
                                                                                      ---------      ----------
OTHER NONCURRENT LIABILITIES......................................................        528.6           534.5
                                                                                      ---------      ----------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDER'S EQUITY
   Common stock, $1 par value - authorized 1,000 shares; issued
     138.89 shares................................................................
   Additional capital.............................................................     16,357.4        16,411.4
   Accumulated deficit............................................................     (3,229.4)       (3,466.3)
   Accumulated other comprehensive income.........................................         23.9            35.1
                                                                                      ---------      ----------
       Total stockholder's equity.................................................     13,151.9        12,980.2
                                                                                      ---------      ----------
                                                                                      $28,296.8       $28,450.0
                                                                                      =========      ==========


See notes to condensed consolidated financial statements.

                                                        2

                                  COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                       FORM 10-Q
                                              QUARTER ENDED JUNE 30, 2002
                        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                        ----------------------------------------------------------------------
                                                      (Unaudited)



                                                                                (Dollars in millions)
                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
                                                                    2002         2001           2002          2001
                                                                 ----------   ----------     ----------    ----------
SERVICE REVENUES...............................................    $1,502.7     $1,289.3       $2,932.3      $2,458.0
                                                                 ----------   ----------     ----------    ----------

COSTS AND EXPENSES
   Operating (excluding depreciation)..........................       525.8        450.6        1,037.7         866.3
   Selling, general and administrative.........................       339.3        294.2          671.1         564.0
   Depreciation................................................       287.7        236.7          562.0         449.2
   Amortization................................................         5.7        487.1           17.3         941.3
                                                                 ----------   ----------     ----------    ----------
                                                                    1,158.5      1,468.6        2,288.1       2,820.8
                                                                 ----------   ----------     ----------    ----------

OPERATING INCOME (LOSS)........................................       344.2       (179.3)         644.2        (362.8)

OTHER INCOME (EXPENSE)
   Interest expense............................................      (141.8)      (128.7)        (287.2)       (261.5)
   Interest income (expense) on affiliate notes, net...........         8.6         (4.5)          19.2         (21.9)
   Investment income (expense).................................         2.8         16.7           (0.9)        (62.3)
   Equity in net income (losses) of affiliates.................         1.6         (1.5)           2.2          (4.3)
   Other income (expense)......................................        (0.2)        (0.6)          (5.2)      1,197.4
                                                                 ----------   ----------     ----------    ----------
                                                                     (129.0)      (118.6)        (271.9)        847.4
                                                                 ----------   ----------     ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES
   AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE...........................................       215.2       (297.9)         372.3         484.6

INCOME TAX BENEFIT (EXPENSE)...................................       (78.8)        85.1         (135.4)       (270.1)
                                                                 ----------   ----------     ----------    ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE........................................       136.4       (212.8)         236.9         214.5

CUMULATIVE EFFECT OF ACCOUNTING CHANGE.........................                                                 (61.3)
                                                                 ----------   ----------     ----------    ----------

NET INCOME (LOSS)..............................................       136.4       (212.8)         236.9         153.2

ACCUMULATED DEFICIT
   Beginning of period.........................................    (3,365.8)    (2,678.1)      (3,466.3)     (3,044.1)
                                                                 ----------   ----------     ----------    ----------

   End of period...............................................   ($3,229.4)   ($2,890.9)     ($3,229.4)    ($2,890.9)
                                                                 ==========   ==========     ==========    ==========


See notes to condensed consolidated financial statements.

                                                           3

                                 COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                      FORM 10-Q
                                             QUARTER ENDED JUNE 30, 2002
                                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   ----------------------------------------------
                                                     (Unaudited)

                                                                                           (Dollars in millions)
                                                                                         Six Months Ended June 30,
                                                                                          2002              2001
                                                                                        ---------         ---------
OPERATING ACTIVITIES
   Net income.......................................................................       $236.9            $153.2
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation...................................................................        562.0             449.2
     Amortization...................................................................         17.3             941.3
     Non-cash interest (income) expense.............................................         (1.1)              2.4
     Non-cash interest (income) expense on affiliate notes..........................        (13.7)             21.9
     Equity in net (income) losses of affiliates....................................         (2.2)              4.3
     Losses (gains) on investments and other income (expense), net..................          8.6          (1,124.4)
     Cumulative effect of accounting change.........................................                           61.3
     Deferred income tax expense, due to affiliate..................................        128.4             257.1
     Other..........................................................................         (9.8)            (25.6)
                                                                                        ---------         ---------
                                                                                            926.4             740.7
     Changes in working capital, net of effects of acquisitions:
       Decrease in accounts receivable, net.........................................         14.4               6.5
       Increase in other current assets.............................................         (1.3)            (34.5)
       (Decrease) increase in accounts payable, accrued expenses and other
         current liabilities........................................................        (36.7)             87.8
                                                                                        ---------         ---------
           Net cash provided by operating activities................................        902.8             800.5
                                                                                        ---------         ---------

FINANCING ACTIVITIES
   Proceeds from borrowings.........................................................        623.9           4,388.1
   Retirements and repayments of long-term debt.....................................     (1,041.8)         (3,092.1)
   Proceeds from settlement of interest rate exchange agreements....................         56.8
   Proceeds from notes payable to affiliates........................................                          515.1
   Repayment of notes payable to affiliates.........................................                         (646.0)
   Decrease in notes receivable from affiliates.....................................        225.7
   Net transactions with affiliates.................................................         96.4            (171.6)
   Dividend to parent...............................................................        (54.0)
   Deferred financing costs.........................................................         (2.3)            (19.3)
                                                                                        ---------         ---------
           Net cash (used in) provided by financing activities......................        (95.3)            974.2
                                                                                        ---------         ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...............................................        (16.1)           (546.5)
   Capital expenditures.............................................................       (687.0)           (945.4)
   Increase in cash held by an affiliate............................................                         (283.9)
   Purchases of investments.........................................................         (5.6)           (126.4)
   Proceeds from sales of investments...............................................         38.7             156.6
   Additions to intangible and other noncurrent assets..............................        (18.7)            (58.6)
                                                                                        ---------         ---------
           Net cash used in investing activities....................................       (688.7)         (1,804.2)
                                                                                        ---------         ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................        118.8             (29.5)

CASH AND CASH EQUIVALENTS, beginning of period......................................         45.1              44.2
                                                                                        ---------         ---------

CASH AND CASH EQUIVALENTS, end of period............................................       $163.9             $14.7
                                                                                        =========         =========

See notes to condensed consolidated financial statements.

                                                           4

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     SFAS No. 142
     The Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon and subsequent to their acquisition. The Company adopted SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, the Company no longer amortizes goodwill and other indefinite lived intangible assets, which consist of cable franchise rights. The Company will be required to test its goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 require the completion of an initial transitional impairment assessment, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company completed this assessment and determined that no cumulative effect results from adopting this change in accounting principle. The provisions of SFAS No. 142 also require the completion of an annual impairment test, with any impairments recognized in current earnings. The Company completed the annual impairment test during the three months ended June 30, 2002 and determined that no impairment charge is necessary (see Note 6).

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     SFAS No. 145
     The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," in April 2002. SFAS No. 145 rescinds, amends or makes various technical corrections to certain existing authoritative pronouncements. Among other things, SFAS No. 145 will change the accounting for certain gains and losses resulting from extinguishments of debt by requiring that a gain or loss from extinguishments of debt be classified as an extraordinary item only if it meets the specific criteria of APB Opinion No. 30. SFAS No. 145 also requires that cash flows from all trading securities be classified as cash flows from operating activities in its statement of cash flows.

     The Company adopted the provisions of SFAS No. 145 effective April 1, 2002, as permitted by the new statement. Upon adoption of SFAS No. 145, all gains or losses on extinguishments of debt that were classified as extraordinary items in prior periods presented that do not meet the APB Opinion No. 30 criteria for classification as an extraordinary item shall be reclassified. The Company previously classified losses from debt extinguishments as
     extraordinary  items  in  its  statement  of  operations.   The  change  in
     classification had no effect on the Company's net income (loss) or financial condition.

     SFAS No. 146
     The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," in June 2002. SFAS No. 146 changes the standards for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 nullifies the guidance of Emerging Issues Task Force ("EITF") 94-3, under which an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002, as required by the new statement. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its financial condition or results of operations.

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

3.   COMPREHENSIVE INCOME

     The Company's total comprehensive income (loss) for the interim periods was as follows (in millions):


                                                             Three Months Ended       Six Months Ended
                                                                  June 30,                June 30,
                                                               2002        2001       2002        2001
                                                             ---------  ----------  ---------  ----------
     Net income (loss)....................................      $136.4     ($212.8)    $236.9      $153.2
     Unrealized gains (losses) on marketable securities...        (4.7)       47.4      (12.1)      103.3
     Reclassification of adjustments for (gains) losses
       included in net income.............................        (1.2)        1.9       (1.4)      115.5
     Unrealized gains on the effective portion
       of cash flow hedges................................         2.3                    2.3
                                                             ---------  ----------  ---------  ----------
     Comprehensive income (loss)..........................      $132.8     ($163.5)    $225.7      $372.0
                                                             =========  ==========  =========  ==========

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

                                                                           Six Months
                                                                         Ended June 30,
                                                                              2001
                                                                        ----------------

          Service revenues.............................................         $2,607.3
          Income before cumulative effect of accounting change.........           $212.1
          Net income...................................................           $150.8

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

5.   INVESTMENTS

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies which it accounts for as available for sale securities. The unrealized pre-tax gains on available for sale investments as of June 30, 2002 and December 31, 2001 of $33.1 million and $54.0 million, respectively, have been reported in the Company's balance sheet as a component of accumulated other comprehensive income, net of related deferred income taxes of $11.5 million and $18.9 million, respectively.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The cost, fair value and gross unrealized gains related to the Company's available for sale securities are as follows (in millions):

                                                              June 30,         December 31,
                                                                2002              2001
                                                             ----------         ---------
     Cost.................................................        $15.0             $37.3
     Gross unrealized gains...............................         33.1              54.0
                                                             ----------         ---------

     Fair value...........................................        $48.1             $91.3
                                                             ==========         =========

     Derivatives
     The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The Company also invests in businesses, to some degree, through the purchase of equity call option or call warrant agreements.

     The unrealized pre-tax gain on cash flow hedges as of June 30, 2002 of $3.6 million has been reported in the Company's balance sheet as a component of accumulated other comprehensive income, net of related deferred income taxes of $1.3 million.

     Investment Income (Expense)
     Investment income (expense) for the interim periods includes the following (in millions):


                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                           2002         2001            2002         2001
                                                         ---------    ---------       --------     ---------
     Interest and dividend income.......................      $1.5         $4.8           $2.7         $11.9
     Gains on sales and exchanges of investments, net...       1.8         20.7            1.4          29.2
     Investment impairment losses.......................      (1.5)                       (4.5)        (88.9)
     Mark to market adjustments on derivatives..........       1.0         (8.8)          (0.5)        (14.5)
                                                         ---------    ---------       --------     ---------

          Investment income (expense)...................      $2.8        $16.7          ($0.9)       ($62.3)
                                                         =========    =========       ========     =========

     The investment impairment loss for the six months ended June 30, 2001 relates principally to other than temporary declines in the Company's investments in AT&T Corp. and Motorola Inc.

6.   GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the periods presented are as follows (in millions):


     Balance, December 31, 2001.........................................       $4,478.8
         Purchase price allocation adjustments..........................            5.1
                                                                            -----------
     Balance, June 30, 2002.............................................       $4,483.9
                                                                            ===========

     During the six months ended June 30, 2002,  the Company  recorded the final purchase price allocation related to certain of its cable system acquisitions, which resulted in an increase in goodwill and a corresponding decrease in franchise rights.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     As of June 30, 2002, the weighted average amortization period for the Company's intangible assets subject to amortization is 5.7 years and estimated related amortization expense for each of the five years ended December 31 is as follows (in millions):

          2002............................             $33.8
          2003............................             $30.5
          2004............................             $27.5
          2005............................             $23.5
          2006............................             $17.2

     The following pro forma financial information for the three and six months ended June 30, 2001, and for the years ended December 31, 2001, 2000 and 1999, is presented as if SFAS No. 142 was adopted as of January 1, 1999 (in millions):

                                                  Three Months     Six Months
                                                     Ended            Ended          Years Ended December 31,
                                                 June 30, 2001   June 30, 2001      2001       2000       1999
                                                 --------------  ---------------  --------   --------   --------
     Net income (loss) -
        As reported.............................        ($212.8)          $153.2   ($422.2)    $106.0    ($253.7)
          Amortization of goodwill..............           66.2            123.7     266.7      246.3       76.6
          Amortization of equity
             method goodwill....................            1.9              3.8       7.6        8.8
          Amortization of franchise rights......          270.9            521.3   1,067.4      842.9      255.2
                                                 --------------  ---------------  --------   --------   --------
        As adjusted.............................         $126.2           $802.0    $919.5   $1,204.0      $78.1
                                                 ==============  ===============  ========   ========   ========
        Income before extraordinary
          items and cumulative effect
          of accounting change, as adjusted.....         $126.2           $863.3    $980.8   $1,211.1      $84.3
                                                 ==============  ===============  ========   ========   ========

7.   LONG-TERM DEBT

     Commercial Paper
     The Company's senior bank credit facility consists of a $2.25 billion, five-year revolving credit facility and a $1.925 billion, 364-day revolving credit facility (together, the "Comcast Cable Revolver"). The 364-day revolving credit facility supports the Company's commercial paper program. Amounts outstanding under the commercial paper program are classified as long-term in the Company's balance sheet as of June 30, 2002 and December 31, 2001 as the Company has both the ability and the intent to refinance these obligations, if necessary, on a long-term basis with amounts available under the Comcast Cable Revolver.

     New Credit Facilities
     On May 3, 2002, AT&T Broadband Corp. and AT&T Comcast Corporation, a company owned 50% each by AT&T and Comcast ("AT&T Comcast"), entered into definitive credit agreements with a syndicate of lenders for an aggregate of $12.825 billion of new indebtedness in order to obtain the financing necessary to complete the merger of Comcast and a holding company of AT&T's broadband business ("AT&T Broadband") and for the combined company's financing needs after the transaction. This financing requires subsidiary guarantees, including guarantees by the Company and by subsidiaries of AT&T Broadband. Under the terms of the new credit facilities, the obligations of the lenders to provide the financing upon the completion of the transaction are subject to a number of conditions, including the condition that the combined company holds investment-grade credit ratings from both the Standard & Poor's and Moody's rating agencies at the time of closing. Accordingly, there can be no assurance that AT&T Broadband Corp. and AT&T Comcast will be able to obtain the financing necessary to complete the transaction.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Interest Rates
     As of June 30, 2002 and December 31, 2001, the Company's effective weighted average interest rate on its long-term debt outstanding was 6.84% and 6.41%, respectively.

     Interest Rate Risk Management
     During the six months ended June 30, 2002, the Company settled all of its outstanding fixed to variable interest rate exchange agreements totaling $950.0 million aggregate notional amount and received proceeds of $56.8 million. This amount is being recognized as an adjustment to interest expense over the term of the related debt.

     In June 2002, the Company entered into interest rate lock agreements ("Rate Locks") to hedge the risk that the cash flows related to the interest payments on an anticipated issuance or assumption of certain fixed rate debt in connection with the AT&T Broadband transaction may be adversely affected by interest rate fluctuations. The Rate Locks mature in the fourth quarter of 2002, the timing of the anticipated issuance or assumption of the fixed rate debt. To the extent the Rate Locks are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the Rate Locks will not be included in earnings but will be reported as a component of accumulated other comprehensive income. Upon the issuance or assumption of the debt, the value of the Rate Locks will be recognized as an adjustment to interest expense over the same period in which the related interest costs on the debt are recognized in earnings.

     Lines and Letters of Credit
     As of June 30, 2002, the Company had unused lines of credit of $3.085 billion under its revolving credit facility.

     As of June 30, 2002, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $58.6 million to cover potential fundings under various agreements.

8.   NOTES RECEIVABLE FROM AFFILIATES

     As of June 30, 2002 and December 31, 2001, notes receivable from affiliates consist of $276.0 million and $557.8 million principal amount of notes receivable from Comcast and certain of its wholly owned subsidiaries. The notes receivable bear interest at rates ranging from 7.5% to 7.75% as of June 30, 2002 and 5.75% to 8.76% as of December 31, 2001 (weighted average interest rate of 7.74% and 7.11% as of June 30, 2002 and December 31, 2001, respectively) and are due between 2010 and 2011. Interest receivable relating to such notes of $22.8 million is included in notes receivable from affiliates as of December 31, 2001.

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

     The Company has entered into an agreement with QVC pursuant to which the Company has agreed to reposition the QVC channel on the Company's cable systems. In return for repositioning the QVC channel, the Company receives incentive payments based on the number of subscribers for which the QVC channel has been repositioned. During the six and three months ended June 30, 2002, QVC paid $17.8 million to the Company under the terms of the agreement. As of June 30, 2002 and December 31, 2001, other non-current liabilities includes $28.2 million and $11.6 million related to this agreement. The Company recognizes to service revenues the QVC incentive payments over the ten year life of the agreement on a straight-line basis.

     The Company purchases programming from suppliers in which Comcast holds an equity interest. These charges are included in operating expenses in the Company's statement of operations and accumulated deficit.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

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

     In June 2002, the Company paid a cash dividend of $54.0 million to Comcast.

     The Company's related party transactions for the interim periods were as follows (in millions):


                                                             Three Months Ended       Six Months Ended
                                                                  June 30,                June 30,
                                                               2002        2001       2002        2001
                                                             ---------  ----------  ---------  ----------
     QVC service revenue:
       Commissions........................................        $4.6        $4.2       $9.5        $8.4
       Channel repositioning..............................        $0.9                   $1.2
     Programming charges with affiliates..................       $45.2       $32.4      $89.6       $58.3
     Comcast cost-sharing charges.........................       $37.5       $30.9      $77.6       $60.6
     CFAC investment income...............................                    $4.6                   $8.7

10.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The fair values of the assets and liabilities acquired by the Company during the six months ended June 30, 2001 are presented as follows (in millions):



          Current assets.....................................       $22.2
          Property, plant & equipment........................       681.3
          Intangible assets..................................     2,537.1
          Current liabilities................................       (19.1)
                                                              -----------
                   Net assets acquired.......................    $3,221.5
                                                              ===========

     The Company made cash payments for interest and income taxes during the interim periods as follows (in millions):

                                                                     Three Months            Six Months
                                                                    Ended June 30,         Ended June 30,
                                                                   2002         2001      2002        2001
                                                                 --------     --------  --------    --------
Long-term debt interest.........................................   $217.5       $162.2    $287.6      $218.1
Notes payable to affiliates interest............................                 $15.4                 $29.7
Income taxes....................................................     $2.8         $5.3      $3.4        $5.7

11.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to such actions is not expected to materially affect the financial condition, results of operations or liquidity of the Company.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to Securities and Exchange Commission General Instruction H to Form 10-Q, except as noted below.

     We are a wholly owned subsidiary of Comcast Corporation ("Comcast").

     AT&T Broadband Transaction

     On December 19, 2001, Comcast entered into an Agreement and Plan of Merger with AT&T Corp. ("AT&T") pursuant to which Comcast agreed to a transaction which will result in the combination of Comcast and a holding company of AT&T's broadband business ("AT&T Broadband") that AT&T will spin off to its shareholders immediately prior to the combination. As of June 30, 2002, AT&T Broadband served approximately 13.3 million subscribers. On July 10, 2002, shareholders of both Comcast and AT&T approved the transaction. The transaction is subject to customary closing conditions and regulatory and other approvals and is expected to close by the end of 2002.

     Excluding AT&T Broadband's exchangeable notes, which are mandatorily redeemable at AT&T Broadband's option into shares of certain publicly traded companies held by AT&T Broadband, Comcast currently estimates that the combined company will require approximately $20 billion of assumed, refinanced and new indebtedness upon completion of the AT&T Broadband transaction. Of this $20 billion of indebtedness, approximately $7 billion to $8 billion will be assumed indebtedness of AT&T Broadband's subsidiaries, $9 billion to $10 billion will retire amounts Comcast expects AT&T Broadband will owe AT&T at, and will be required to pay, upon closing of the AT&T Broadband transaction, and $2 billion to $4 billion will be needed to refinance AT&T Broadband debt that will become due on or shortly after the closing of the AT&T Broadband transaction and to provide appropriate cash reserves to fund AT&T Broadband's operations and capital expenditures. Comcast can not provide assurances that the actual amount of this indebtedness will not exceed $20 billion.

     On August 12, 2002, we, AT&T, AT&T Comcast Corporation ("AT&T Comcast"), AT&T Broadband, and two of AT&T's broadband subsidiaries, filed a registration statement with the Securities and Exchange Commission detailing a potential exchange offer for some of AT&T's existing public indebtedness. The exchange offer is designed to satisfy one of the conditions to the AT&T Broadband transaction and, if successful, would result in the assumption of a portion of this AT&T indebtedness by AT&T Broadband. The exchange offer is subject to market conditions and the resolution of continued negotiations between Comcast and AT&T. The $9 billion to $10 billion that Comcast expects AT&T Broadband will be required to pay AT&T upon closing of the AT&T Broadband transaction would be reduced based upon the amount of AT&T indebtedness assumed by AT&T Broadband in the exchange in an amount to be mutually agreed.

     On May 3, 2002, AT&T Broadband Corp. and AT&T Comcast entered into definitive credit agreements with a syndicate of lenders for an aggregate of $12.825 billion to provide the financing to complete the AT&T Broadband transaction and for the combined company's financing needs after the transaction. The amount of AT&T's indebtedness assumed by AT&T Broadband in the exchange offer, if any, will not reduce the amounts available under these credit agreements.

     Refer to Note 7 to our financial statements included in Item 1 for a discussion of the new credit facilities.

     In addition to any assumption of AT&T indebtedness by AT&T Broadband in the exchange offer and amounts available under the new credit agreements, Comcast may also use other available sources of financing to fund these requirements, including:

     o its existing cash, cash equivalents and short-term investments, which totaled $1.615 billion as of June 30, 2002,

     o amounts available under Comcast's subsidiaries' lines of credit, which totaled $3.363 billion as of June 30, 2002 (including $3.085 billion of amounts available under our lines of credit), and

     o through the sales of Comcast's and AT&T Broadband's investments, including AT&T Broadband's investment in Time Warner Entertainment.

     Subsequent to closing of the AT&T Broadband transaction, Comcast will have a substantially higher amount of debt, interest expense and capital expenditures at AT&T Comcast. If the credit rating agencies determine that AT&T Comcast is less creditworthy, on a combined basis, than that of Comcast on an historical basis, it is

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


possible that our cost of and access to capital could be negatively affected. Comcast currently holds investment grade ratings for our various debt securities. If our debt securities are downgraded as a result of our assumption of debt in the AT&T Broadband transaction, access to the commercial paper market would likely become limited and the costs of borrowing under alternative sources would likely increase.

     Interest Rate Risk

     During the six months ended June 30, 2002, we settled $950.0 million aggregate notional amount of our fixed to variable interest rate exchange agreements ("Swaps") and received proceeds of $56.8 million. This amount is being recognized as an adjustment to interest expense over the term of the related debt.

     In June 2002, we entered into interest rate lock agreements ("Rate Locks") to hedge the risk that the cash flows related to the interest payments on an anticipated issuance or assumption of certain fixed rate debt in connection with the AT&T Broadband transaction may be adversely affected by interest rate fluctuations. The Rate Locks mature in the fourth quarter of 2002, the timing of the anticipated issuance or assumption of the fixed rate debt.

Results of Operations
---------------------

     Our summarized financial information for the interim periods is as follows (dollars in millions, "NM" denotes percentage is not meaningful):


                                                                   Three Months Ended
                                                                        June 30,          Increase / (Decrease)
                                                                    2002        2001          $           %
                                                                  ---------   ---------   ---------    --------
Video...........................................................   $1,172.7    $1,046.8      $125.9        12.0%
High-speed Internet.............................................      138.7        64.9        73.8       113.7
Advertising sales...............................................       99.4        85.2        14.2        16.7
Other...........................................................       42.3        44.8        (2.5)       (5.6)
Franchise fees..................................................       49.6        47.6         2.0         4.2
                                                                  ---------   ---------   ---------    --------
   Service revenues.............................................    1,502.7     1,289.3       213.4        16.6
Operating, selling, general and administrative expenses.........      865.1       744.8       120.3        16.2
Depreciation....................................................      287.7       236.7        51.0        21.5
Amortization....................................................        5.7       487.1      (481.4)      (98.8)
                                                                  ---------   ---------   ---------    --------
Operating income (loss).........................................      344.2      (179.3)      523.5          NM
                                                                  ---------   ---------   ---------    --------
Interest expense................................................     (141.8)     (128.7)       13.1        10.2
Interest income (expense) on affiliates notes, net..............        8.6        (4.5)       13.1          NM
Investment income...............................................        2.8        16.7       (13.9)      (83.2)
Equity in net income (losses) of affiliates.....................        1.6        (1.5)        3.1          NM
Other expense...................................................       (0.2)       (0.6)       (0.4)      (66.7)
Income tax benefit (expense)....................................      (78.8)       85.1      (163.9)         NM
                                                                  ---------   ---------   ---------    --------
Income (loss) before cumulative effect of accounting change.....     $136.4     ($212.8)     $349.2          NM
                                                                  =========   =========   =========    ========
Operating income before depreciation and amortization (1).......     $637.6      $544.5       $93.1        17.1%
                                                                  =========   =========   =========    ========

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002



                                                                    Six Months Ended
                                                                        June 30,          Increase / (Decrease)
                                                                    2002        2001          $           %
                                                                  ---------   ---------   ---------    --------
Video...........................................................   $2,308.8    $2,019.2      $289.6        14.3%
High-speed Internet.............................................      257.5       119.2       138.3       116.0
Advertising sales...............................................      180.0       150.9        29.1        19.3
Other...........................................................       86.0        78.6         7.4         9.4
Franchise fees..................................................      100.0        90.1         9.9        11.0
                                                                  ---------   ---------   ---------    --------
   Service revenues.............................................    2,932.3     2,458.0       474.3        19.3
Operating, selling, general and administrative expenses.........    1,708.8     1,430.3       278.5        19.5
Depreciation....................................................      562.0       449.2       112.8        25.1
Amortization....................................................       17.3       941.3      (924.0)      (98.2)
                                                                  ---------   ---------   ---------    --------
Operating income (loss).........................................      644.2      (362.8)    1,007.0          NM
                                                                  ---------   ---------   ---------    --------
Interest expense................................................     (287.2)     (261.5)       25.7         9.8
Interest income (expense) on affiliates notes, net..............       19.2       (21.9)       41.1          NM
Investment expense..............................................       (0.9)      (62.3)      (61.4)      (98.6)
Equity in net income (losses) of affiliates.....................        2.2        (4.3)        6.5          NM
Other income (expense)..........................................       (5.2)    1,197.4    (1,202.6)         NM
Income tax expense..............................................     (135.4)     (270.1)     (134.7)      (49.9)
                                                                  ---------   ---------   ---------    --------
Income before cumulative effect of accounting change............     $236.9      $214.5       $22.4        10.4%
                                                                  =========   =========   =========    ========
Operating income before depreciation and amortization (1).......   $1,223.5    $1,027.7      $195.8        19.1%
                                                                  =========   =========   =========    ========

____________
(1) Operating income before depreciation and amortization is commonly referred to in the cable business as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the cable business and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the cable industry, although our measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by our management to measure the operating performance of our business. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of our performance.

     Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital subscriptions. Of the $125.9 million and $289.6 million increases in video revenues for the interim periods from 2001 to 2002, $50.2 million and $142.5 million are attributable to the effects of our acquisitions of cable systems and $75.7 million and $147.1 million relate to increased rates and subscriber growth in our historical operations, driven principally by growth in digital subscriptions. During the three and six months ended June 30, 2002, we added approximately 195,100 and 395,400 digital subscriptions.

     The increases in high-speed Internet revenue for the interim periods from 2001 to 2002 are primarily due to the addition of approximately 126,800 and 218,700 high-speed Internet subscribers during the three and six months ended June 30, 2002, and to the effects of rate increases.

     The increases in advertising sales revenue for the interim periods from 2001 to 2002 are primarily attributable to the effects of a stronger advertising market and the continued leveraging of our market-wide fiber interconnects.

     Other revenue includes installation revenues, guide revenues, commissions from electronic retailing, and revenue from other product offerings. The increase for the six month period from 2001 to 2002 is primarily attributable to the effects of our acquisitions of cable systems. The decrease for the three month period from 2001 to 2002 is primarily attributable to a decrease in installation revenue.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


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

     The increases in franchise fees collected from our cable subscribers under the terms of our franchise agreements for the interim periods from 2001 to 2002 are attributable to the increases in our revenues upon which the fees apply.

     The increases in operating, selling, general and administrative expenses are primarily due to the effects of our acquisitions of cable systems, as well as to the effects of increases in the costs of cable programming, high-speed Internet subscriber growth, and, to a lesser extent, increases in labor costs and other volume related expenses in our historical operations.

     Our cost of programming increases as a result of changes in rates, subscriber growth, additional channel offerings and our acquisitions. We anticipate the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

     Depreciation

     The increases in depreciation expense for the interim periods from 2001 to 2002 are primarily due to the effects of our acquisitions and our capital expenditures.

     Amortization

     Of the $481.4 million and $924.0 million decreases in amortization expense for the interim periods from 2001 and 2002, $483.0 million and $925.7 million are attributable to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." on January 1, 2002. Refer to Note 6 to our financial statements included in Item 1 for the pro forma impact of adoption of SFAS No. 142 on amortization expense.

     Interest Expense

     The increases in interest expense for the interim periods from 2001 to 2002 are primarily due to the effects of our notes offerings in May and June 2001.

     Interest Income (Expense) on Affiliate Notes, Net

     The changes in interest income (expense) on affiliate notes, net for the interim periods from 2001 to 2002 are due to the repayment of notes payable to affiliates in the second quarter of 2001 and to the increases in the average outstanding balance of notes receivable from affiliates as compared to the prior year period.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


     Investment Income (Expense)
     Investment income (expense) for the interim periods includes the following (in millions):

                                                      Three Months Ended            Six Months Ended
                                                           June 30,                     June 30,
                                                      2002         2001            2002         2001
                                                    ---------    ---------       --------     ---------
Interest and dividend income.......................      $1.5         $4.8           $2.7         $11.9
Gains on sales and exchanges of investments, net...       1.8         20.7            1.4          29.2
Investment impairment losses.......................      (1.5)                       (4.5)        (88.9)
Mark to market adjustments on derivatives..........       1.0         (8.8)          (0.5)        (14.5)
                                                    ---------    ---------       --------     ---------

     Investment income (expense)...................      $2.8        $16.7          ($0.9)       ($62.3)
                                                    =========    =========       ========     =========

     The investment impairment loss for the six months ended June 30, 2001 relates principally to other than temporary declines in our investments in AT&T and Motorola, Inc.

     Equity in Net Income (Losses) of Affiliates

     The changes in equity in net income (losses) of affiliates for the interim periods from 2001 to 2002 are primarily attributable to the effects of decreases in the amortization of equity method goodwill as a result of the adoption of SFAS No. 142 on January 1, 2002, as well as the effects of changes in the net income (loss) of our equity method investees.

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

     Income Tax Benefit (Expense)

     The changes in income tax benefit (expense) for the interim periods from 2001 to 2002 are primarily the result of the effects of changes in our income
(loss) before income taxes and cumulative effect of accounting change.

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

     Anticipated Transaction

     Comcast intends to merge its subsidiary, Comcast Cablevision of Philadelphia Area I, Inc. ("Greater Philadelphia"), which serves approximately 86,000 subscribers as of June 30, 2002, with and into us (the "Greater Philadelphia Merger"). The Greater Philadelphia Merger is expected to close during the third quarter of 2002, subject to receipt of certain approvals.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          99.1   Certifications   of  Chief   Executive   Officer  and  Co-Chief
                 Financial Officers of Comcast Cable Communications, Inc. pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

     (b)  Reports on Form 8-K:

          None.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002

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



                                          COMCAST CABLE COMMUNICATIONS, INC.
                                          --------------------------------------




                                          /S/ LAWRENCE J. SALVA
                                          --------------------------------------
                                          Lawrence J. Salva
                                          Senior Vice President
                                          (Principal Accounting Officer)




Date: August 14, 2002