Form 10-Q
period 2002-09-30
COMCAST CABLE COMMUNICATIONS INC
filed 2002-11-13
CIK 1040573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                               SEPTEMBER 30, 2002
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

         Yes  X                                             No
             ---                                               ---

                           __________________________

As of September 30, 2002, there were 138.89 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements

                 Condensed Consolidated Balance Sheet as of September 30,
                 2002 and December 31, 2001 (Unaudited)........................2

                 Condensed Consolidated Statement of Operations for the
                 Three and Nine Months Ended September 30, 2002 and 2001
                 (Unaudited)...................................................3

                 Condensed Consolidated Statement of Cash Flows for the
                 Nine Months Ended September 30, 2002 and 2001 (Unaudited).....4

                 Notes to Condensed Consolidated Financial Statements
                 (Unaudited)..............................................5 - 12

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................13 - 18

         ITEM 4. Evaluation of Disclosure Controls and Procedures.............18

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings............................................18

         ITEM 6. Exhibits and Reports on Form 8-K.............................18

         SIGNATURE............................................................19

         CERTIFICATIONS..................................................20 - 22

                       ___________________________________

     This Quarterly Report on Form 10-Q is for the three months ended September 30, 2002. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast Cable," the "Company," "we," "us" and "our" refer to Comcast Cable Communications, Inc. and its subsidiaries.

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002

PART I.   FINANCIAL INFORMATION
-------   ---------------------


ITEM 1.   FINANCIAL STATEMENTS

                                          CONDENSED CONSOLIDATED BALANCE SHEET
                                          ------------------------------------
                                                       (Unaudited)


                                                                               (Dollars in millions, except share data)
                                                                                    September 30,    December 31,
                                                                                        2002             2001
                                                                                    -------------   --------------
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents......................................................        $23.1           $45.1
   Investments....................................................................         36.8           100.6
   Accounts receivable, less allowance for doubtful accounts of $61.8 and $58.9...        240.3           269.3
   Due from affiliates............................................................        199.6           179.7
   Other current assets...........................................................         84.7            75.3
                                                                                    -----------     -----------
       Total current assets.......................................................        584.5           670.0
                                                                                    -----------     -----------
INVESTMENTS.......................................................................        175.2           178.4
NOTES RECEIVABLE FROM AFFILIATES..................................................        261.6           566.3
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,020.4 and $2,328.3..      6,180.5         6,096.0
GOODWILL..........................................................................      4,600.2         4,595.1
FRANCHISE RIGHTS..................................................................     16,542.1        16,472.4
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $147.4 and $122.1.....        173.9           149.6
OTHER NONCURRENT ASSETS, net......................................................        163.7           105.0
                                                                                    -----------     -----------
                                                                                      $28,681.7       $28,832.8
                                                                                    ===========     ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES
   Accounts payable...............................................................       $363.4          $336.1
   Accrued expenses and other current liabilities.................................        864.7           555.9
   Accrued interest...............................................................        175.7           104.8
   Current portion of long-term debt..............................................          2.6           203.1
                                                                                    -----------     -----------
       Total current liabilities..................................................      1,406.4         1,199.9
                                                                                    -----------     -----------
LONG-TERM DEBT, less current portion..............................................      7,807.4         8,359.4
                                                                                    -----------     -----------
DEFERRED INCOME TAXES, due to affiliate, net......................................      5,573.6         5,495.8
                                                                                    -----------     -----------
OTHER NONCURRENT LIABILITIES......................................................        519.2           534.5
                                                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDER'S EQUITY
   Common stock, $1 par value - authorized 1,000 shares; issued 138.89 shares.....
   Additional capital.............................................................     16,692.1        16,703.0
   Accumulated deficit............................................................     (3,134.2)       (3,494.9)
   Accumulated other comprehensive income (loss)..................................       (182.8)           35.1
                                                                                    -----------     -----------
       Total stockholder's equity.................................................     13,375.1        13,243.2
                                                                                    -----------     -----------
                                                                                      $28,681.7       $28,832.8
                                                                                    ===========     ===========

See notes to condensed consolidated financial statements.

                                                           2

                                   COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                        FORM 10-Q
                                            QUARTER ENDED SEPTEMBER 30, 2002
                                     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     ----------------------------------------------
                                                       (Unaudited)



                                                                             (Dollars in millions)
                                                                   Three Months Ended           Nine Months Ended
                                                                      September 30,               September 30,
                                                                    2002         2001           2002          2001
                                                                 ----------   ----------     ----------    ----------
SERVICE REVENUES...............................................    $1,526.6     $1,360.6       $4,491.6      $3,847.0
                                                                 ----------   ----------     ----------    ----------

COSTS AND EXPENSES
   Operating (excluding depreciation)..........................       545.0        476.1        1,591.9       1,355.7
   Selling, general and administrative.........................       349.1        313.6        1,030.7         885.1
   Depreciation................................................       294.3        227.9          858.1         637.9
   Amortization................................................        10.0        538.4           27.5       1,536.3
                                                                 ----------   ----------     ----------    ----------
                                                                    1,198.4      1,556.0        3,508.2       4,415.0
                                                                 ----------   ----------     ----------    ----------

OPERATING INCOME (LOSS)........................................       328.2       (195.4)         983.4        (568.0)

OTHER INCOME (EXPENSE)
   Interest expense............................................      (140.0)      (143.9)        (427.2)       (405.4)
   Interest income (expense) on affiliate notes, net...........         5.1          4.2           23.8         (18.5)
   Investment income (expense).................................         2.3         (8.8)           1.3         (71.2)
   Equity in net income (losses) of affiliates.................         1.8         (2.1)           4.0          (6.4)
   Other income (expense)......................................                     (0.8)          (5.1)      1,196.6
                                                                 ----------   ----------     ----------    ----------
                                                                     (130.8)      (151.4)        (403.2)        695.1
                                                                 ----------   ----------     ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES AND
   CUMULATIVE  EFFECT OF ACCOUNTING CHANGE.....................       197.4       (346.8)         580.2         127.1

INCOME TAX BENEFIT (EXPENSE)...................................       (74.9)       100.9         (219.5)       (166.1)
                                                                 ----------   ----------     ----------    ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE...........................................       122.5       (245.9)         360.7         (39.0)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE.........................                                                 (61.3)
                                                                 ----------   ----------     ----------    ----------

NET INCOME (LOSS)..............................................      $122.5      ($245.9)        $360.7       ($100.3)
                                                                 ==========   ==========     ==========    ==========



See notes to condensed consolidated financial statements.

                                                            3

                                   COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                        FORM 10-Q
                                            QUARTER ENDED SEPTEMBER 30, 2002
                                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     ----------------------------------------------
                                                       (Unaudited)

                                                                                           (Dollars in millions)
                                                                                      Nine Months Ended September 30,
                                                                                          2002              2001
                                                                                        ---------         ---------
OPERATING ACTIVITIES
   Net income (loss)................................................................       $360.7           ($100.3)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation...................................................................        858.1             637.9
     Amortization...................................................................         27.5           1,536.3
     Non-cash interest (income) expense.............................................         (1.7)              4.4
     Non-cash interest (income) expense on affiliate notes..........................        (13.7)
     Equity in net (income) losses of affiliates....................................         (4.0)              6.4
     Losses (gains) on investments and other income (expense), net..................          8.4          (1,110.7)
     Cumulative effect of accounting change.........................................                           61.3
     Deferred income taxes, due to affiliate........................................        195.2             145.8
     Other..........................................................................        (22.3)            (50.6)
                                                                                        ---------         ---------
                                                                                          1,408.2           1,130.5
     Changes in working capital, net of effects of acquisitions:
     Decrease (increase) in accounts receivable, net................................         27.7             (33.1)
     Increase in other current assets...............................................        (17.4)            (20.2)
     Increase in accounts payable, accrued expenses and other current liabilities...         88.8             112.9
                                                                                        ---------         ---------
                                                                                             99.1              59.6
           Net cash provided by operating activities................................      1,507.3           1,190.1
                                                                                        ---------         ---------

FINANCING ACTIVITIES
   Proceeds from borrowings.........................................................        868.1           4,863.7
   Retirements and repayments of long-term debt.....................................     (1,618.6)         (3,583.7)
   Proceeds from settlement of interest rate exchange agreements....................         56.8
   Proceeds from notes payable to affiliates........................................                          673.0
   Repayment of notes payable to affiliates.........................................                         (706.4)
   Net transactions with affiliates.................................................        (19.9)           (196.9)
   Capital contribution from Parent.................................................         43.1
   Dividend to parent...............................................................        (54.0)
   Deferred financing costs.........................................................         (2.3)            (19.3)
                                                                                        ---------         ---------
           Net cash (used in) provided by financing activities......................       (726.8)          1,030.4
                                                                                        ---------         ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...............................................        (15.8)           (588.0)
   Capital expenditures.............................................................     (1,009.6)         (1,398.8)
   Decrease in cash held by an affiliate............................................                           74.2
   Decrease (increase) in notes receivable from affiliates..........................        318.4             (28.3)
   Purchases of investments.........................................................         (5.6)           (126.4)
   Proceeds from sales of investments...............................................         38.7             156.6
   Additions to intangible and other noncurrent assets..............................       (128.6)            (67.6)
                                                                                        ---------         ---------
           Net cash used in investing activities....................................       (802.5)         (1,978.3)
                                                                                        ---------         ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....................................        (22.0)            242.2

CASH AND CASH EQUIVALENTS, beginning of period......................................         45.1              44.4
                                                                                        ---------         ---------

CASH AND CASH EQUIVALENTS, end of period............................................        $23.1            $286.6
                                                                                        =========         =========
See notes to condensed consolidated financial statements.

                                                            4

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     Contribution of Comcast Cablevision of Philadelphia Area I, Inc.
     During the third quarter of 2002, Comcast contributed its subsidiary, Comcast Cablevision of Philadelphia Area I, Inc. ("Greater Philadelphia"), which serves approximately 85,000 subscribers as of September 30, 2002 to the Company. The contribution of Greater Philadelphia was accounted for at Comcast's historical cost in a manner similar to a pooling of interests. Accordingly, the accounts of Greater Philadelphia are combined with the Company in the accompanying condensed consolidated financial statements for all periods presented.

     Reclassifications
     Certain reclassifications have been made to the prior year financial statements to conform to those classifications used in 2002 (see Note 2).

2. RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, as Amended
     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities," as amended. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities. SFAS No. 133 requires that all derivative instruments be reported on the balance sheet at their fair values. Upon adoption of SFAS No. 133, the Company recognized as a loss a cumulative effect of accounting change, net of related income taxes, of $61.3 million. The loss consisted of $94.3 million principally related to the reclassification of losses previously recognized as a component of accumulated other comprehensive income (loss) on the Company's equity derivative instruments, net of related deferred income taxes of $33.0 million.

     SFAS No. 142
     The Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," in June 2001. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon and subsequent to their acquisition. The Company adopted SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, the Company no longer amortizes goodwill and other indefinite lived intangible assets, which consist of cable franchise rights. The Company will be required to test its goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 require the completion of an initial transitional impairment assessment, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company completed this assessment and determined that no cumulative effect results from adopting this change in accounting principle. The provisions of SFAS No. 142 also require the completion of an annual impairment test, with any impairments recognized in current earnings. The Company completed the annual impairment test during the quarter ended June 30, 2002 and determined that no impairment charge is necessary (see Note 6).

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     SFAS No. 145
     The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," in April 2002. SFAS No. 145 rescinds, amends or makes various technical corrections to certain existing authoritative pronouncements. Among other things, SFAS No. 145 changes the accounting for certain gains and losses resulting from extinguishments of debt by requiring that a gain or loss from extinguishments of debt be classified as an extraordinary item only if it meets the specific criteria of APB Opinion No. 30. SFAS No. 145 also requires that cash flows from all trading securities be classified as cash flows from operating activities in its statement of cash flows.

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

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

3.   COMPREHENSIVE INCOME (LOSS)

     The Company's total comprehensive income (loss) for the interim periods was as follows (in millions):


                                                              Three Months Ended      Nine Months Ended
                                                                 September 30,          September 30,
                                                               2002        2001       2002        2001
                                                             ---------  ----------  ---------  ----------
     Net income (loss)....................................      $122.5     ($245.9)    $360.7     ($100.3)
     Unrealized gains (losses) on marketable securities...        (8.9)       (6.9)     (21.0)       96.4
     Reclassification of adjustments for (gains) losses
       included in net income (loss)......................                    (9.0)      (1.4)      106.5
     Unrealized losses on the effective portion of cash
       flow hedges........................................      (197.8)                (195.5)
                                                             ---------  ----------  ---------  ----------
     Comprehensive income (loss)..........................      ($84.2)    ($261.8)    $142.8      $102.6
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

                                                                   Nine Months
                                                                      Ended
                                                                   September 30,
                                                                       2001
                                                                 --------------
          Service revenues.........................................  $4,002.7
          Loss before cumulative effect of accounting change.......    ($41.4)
          Net loss.................................................   ($102.7)

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

5.   INVESTMENTS

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies which it accounts for as available for sale securities. The unrealized pre-tax gains on available for sale investments as of
     September 30, 2002 and December 31, 2001 of $19.6 million and $54.0 million, respectively, have been reported in the Company's

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     balance  sheet as a component of  accumulated  other  comprehensive  income
     (loss), net of related deferred income taxes of $6.9 million and $18.9 million, respectively.

     The cost, fair value and gross unrealized gains related to the Company's available for sale securities are as follows (in millions):


                                                   September 30,    December 31,
                                                        2002           2001
                                                     ----------      ---------

     Cost.........................................        $15.0          $37.3
     Gross unrealized gains.......................         19.6           54.0
                                                     ----------      ---------

     Fair value...................................        $34.6          $91.3
                                                     ==========      =========

     Derivatives
     The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The Company also invests in businesses, to some degree, through the purchase of equity call option or call warrant agreements.

     The unrealized pre-tax loss on cash flow hedges as of September 30, 2002 of $300.8 million has been reported in the Company's balance sheet as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of $105.3 million. The unrealized pre-tax losses on cash flow hedges as of September 30, 2002 consist primarily of the unrealized pre-tax loss of $297.6 million related to the Company's interest rate lock agreements ("Rate Locks") which has been reported as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of $104.2 million (see Note 7).

     Investment Income (Expense)
     Investment income (expense) for the interim periods includes the following (in millions):


                                                           Three Months Ended           Nine Months Ended
                                                             September 30,                September 30,
                                                           2002         2001            2002         2001
                                                         ---------    ---------       --------     ---------

     Interest and dividend income.......................      $2.0         $4.9           $4.6         $16.8
     Gains on sales and exchanges of investments, net...                                   1.4          29.2
     Investment impairment losses.......................                   (0.6)          (4.5)        (89.5)
     Mark to market adjustments on derivatives..........       0.3        (13.1)          (0.2)        (27.7)
                                                         ---------    ---------       --------     ---------

        Investment income (expense).....................      $2.3        ($8.8)          $1.3        ($71.2)
                                                         =========    =========       ========     =========

     The investment impairment loss for the nine months ended September 30, 2001 relates principally to other than temporary declines in the Company's investments in AT&T Corp. ("AT&T") and Motorola Inc.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

6. GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the periods presented are as follows (in millions):



     Balance, December 31, 2001.................................      $4,595.1
         Purchase price allocation adjustments..................           5.1
                                                                   -----------
     Balance, September 30, 2002................................      $4,600.2
                                                                   ===========

     During the nine months ended September 30, 2002, the Company recorded the final purchase price allocation related to certain of its cable system acquisitions, which resulted in an increase in goodwill and a corresponding decrease in franchise rights.

     As of September 30, 2002, the weighted average amortization period for the Company's intangible assets subject to amortization is 5.4 years and estimated related amortization expense for each of the five years ended December 31 is as follows (in millions):


               2002............................             $35.4
               2003............................             $32.7
               2004............................             $29.7
               2005............................             $25.7
               2006............................             $19.3

     The following pro forma financial information for the three and nine months ended September 30, 2001 is presented as if SFAS No. 142 was adopted as of January 1, 2001 (in millions):


                                                                         Three Months         Nine Months
                                                                            Ended                Ended
                                                                        September 30,        September 30,
                                                                             2001                 2001
                                                                        --------------       --------------
     Net income (loss)
        As reported................................................            ($245.9)             ($100.3)
          Amortization of goodwill.................................               63.3                190.3
          Amortization of equity method goodwill...................                1.9                  5.7
          Amortization of franchise rights.........................              283.5                812.2
                                                                        --------------       --------------
        As adjusted................................................             $102.8               $907.9
                                                                        ==============       ==============
        Income before cumulative effect of accounting change,
          as adjusted..............................................             $102.8               $969.2
                                                                        ==============       ==============

7.   LONG-TERM DEBT

     Commercial Paper
     The Company's senior bank credit facility consists of a $2.25 billion, five-year revolving credit facility and a $1.925 billion, 364-day revolving credit facility (together, the "Comcast Cable Revolver"). The 364-day revolving credit facility supports the Company's commercial paper program. Amounts outstanding under the commercial paper program are classified as long-term in the Company's balance sheet as of September 30, 2002 and December 31, 2001 as the Company has both the ability and the intent to refinance these obligations, if necessary, on a long-term basis with amounts available under the Comcast Cable Revolver.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     New Credit Facilities
     On May 3, 2002, AT&T Broadband Corp. ("Broadband") and AT&T Comcast Corporation, a company owned 50% each by AT&T and Comcast ("AT&T Comcast"), entered into definitive credit agreements with a syndicate of lenders for an aggregate of $12.825 billion of financing to complete the merger of Comcast and a holding company of AT&T's broadband business ("AT&T
     Broadband"), and to provide for the combined company's financing needs after the transaction. The financing requires subsidiary guarantees, including guarantees by the Company and by subsidiaries of Broadband. Under the terms of the new credit facilities, the obligation of the lenders to provide the financing upon completion of the AT&T Broadband transaction is subject to a number of conditions, including a condition that the combined company holds investment-grade credit ratings from both Standard & Poor's ("S&P") and Moody's Investor Services ("Moody's") ratings agencies at the time of closing. On September 30, 2002, Comcast announced that AT&T Comcast had received investment-grade credit ratings from each of S&P and Moody's allowing AT&T Comcast to access all amounts under the credit facilities upon closing of the AT&T Broadband transaction.

     Interest Rates
     As of September 30, 2002 and December 31, 2001, the Company's effective weighted average interest rate on its long-term debt outstanding was 7.03% and 6.41%, respectively.

     Interest Rate Risk Management
     During the nine months ended September 30, 2002, the Company settled all of its outstanding fixed to variable interest rate exchange agreements totaling $950.0 million aggregate notional amount and received proceeds of $56.8 million. This amount is being recognized as an adjustment to interest expense over the term of the related debt.

     In June, July and November 2002, the Company entered into interest rate lock agreements ("Rate Locks") to hedge the risk that the cash flows related to the interest payments on an anticipated issuance or assumption of certain fixed rate debt in connection with the AT&T Broadband transaction may be adversely affected by interest rate fluctuations. The Rate Locks mature in the fourth quarter of 2002, the timing of the anticipated issuance or assumption of the fixed rate debt. To the extent the Rate Locks are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the Rate Locks are not included in earnings but are reported as a component of accumulated other comprehensive income (loss) (see Note 5). Upon the issuance or assumption of the debt, the value of the Rate Locks will be recognized as an adjustment to AT&T Comcast's interest expense over the same period in which the related interest costs on the debt are recognized in earnings.

     Lines and Letters of Credit
     As of September 30, 2002, the Company had unused lines of credit of $3.418 billion under its revolving credit facility.

     As of September 30, 2002, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $57.2 million to cover potential fundings under various agreements.

8.   NOTES RECEIVABLE FROM AFFILIATES

     As of September 30, 2002 and December 31, 2001, notes receivable from affiliates consist of $261.6 million and $543.5 million principal amount of notes receivable from Comcast and certain of its wholly owned subsidiaries. The notes receivable bear interest at 7.75% as of September 30, 2002 and at rates ranging from 5.75% to 8.76% as of December 31, 2001 (weighted average interest rate of 7.75% and 7.10% as of September 30, 2002 and December 31, 2001, respectively). Notes receivable from affiliates outstanding at September 30, 2002 are due in 2011. Interest receivable relating to such notes of $22.8 million is included in notes receivable from affiliates as of December 31, 2001.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

9.   RELATED PARTY TRANSACTIONS

     Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. These amounts are included in service revenues in the Company's statement of operations.

     The Company has entered into an agreement with QVC pursuant to which the Company has agreed to reposition the QVC channel on the Company's cable systems. In return for repositioning the QVC channel, the Company receives incentive payments based on the number of subscribers for which the QVC channel has been repositioned. During the nine months ended September 30, 2002, QVC paid $17.8 million to the Company under the terms of the agreement. As of September 30, 2002 and December 31, 2001, other non-current liabilities includes $27.1 million and $11.6 million related to this agreement. The Company recognizes to service revenues the QVC incentive payments over the ten year life of the agreement on a straight-line basis.

     The Company purchases programming from suppliers in which Comcast holds an equity interest. These charges are included in operating expenses in the Company's statement of operations.

     The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost reimbursement agreements. These charges are included in selling, general and administrative expenses in the Company's statement of operations.

     Effective August 1, 2001, Comcast contributed its wholly owned subsidiary, Comcast Financial Agency Corporation ("CFAC"), to the Company. CFAC provides cash management services to the Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company.

     During the nine months ended September 30, 2002, the Company received a capital contribution of $43.1 million from Comcast and paid a cash dividend of $54.0 million to Comcast.

     The Company's related party transactions for the interim periods were as follows (in millions):


                                                              Three Months Ended      Nine Months Ended
                                                                 September 30,          September 30,
                                                               2002        2001       2002        2001
                                                             ---------  ----------  ---------  ----------
     QVC service revenue:
       Commissions........................................        $4.2        $3.7      $13.8       $12.2
       Channel repositioning..............................        $1.1                   $2.3
     Programming charges with affiliates..................       $45.2       $35.1     $135.3      $100.0
     Comcast cost-sharing charges.........................       $36.9       $35.9     $114.6      $106.5
     CFAC investment income...............................                                           $8.7

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

10.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The fair values of the assets and liabilities acquired by the Company through non-cash transactions during the nine months ended September 30, 2001 are presented as follows (in millions):

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
                                                               ===========

     The Company made cash payments for interest and income taxes during the interim periods as follows (in millions):


                                                             Three Months            Nine Months
                                                          Ended September 30,    Ended September 30,
                                                           2002         2001      2002        2001
                                                         --------     --------  --------    --------

     Long-term debt interest............................    $70.4        $85.6    $358.0      $303.7
     Notes payable to affiliates interest...............                  $7.9                 $37.6
     Income taxes.......................................     $0.2         $1.6      $4.2        $7.3


11.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to such actions is not expected to have a material adverse effect on the financial position or results of operations of the Company.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to Securities and Exchange Commission General Instruction H to Form 10-Q, except as noted below.

     We are a wholly owned subsidiary of Comcast Corporation ("Comcast").

     Contribution of Comcast Cablevision of
     Philadelphia Area I, Inc.

     During the third quarter of 2002, Comcast contributed its subsidiary, Comcast Cablevision of Philadelphia Area I, Inc. ("Greater Philadelphia"), which serves approximately 85,000 subscribers as of September 30, 2002 to us. The contribution of Greater Philadelphia was accounted for at Comcast's historical cost in a manner similar to a pooling of interests. Accordingly, the accounts of Greater Philadelphia are combined with the Company in the accompanying condensed consolidated financial statements for all periods presented.

     AT&T Broadband Transaction

     On December 19, 2001, Comcast entered into an Agreement and Plan of Merger with AT&T Corp. ("AT&T") pursuant to which Comcast agreed to a transaction which will result in the combination of Comcast and AT&T Broadband Corp. ("Broadband"), a holding company of AT&T's broadband business ("AT&T Broadband") that AT&T will spin off to its shareholders immediately prior to the combination. On July 10, 2002, shareholders of both Comcast and AT&T approved the transaction. As of September 30, 2002, AT&T Broadband served approximately
13.1 million subscribers. The transaction is subject to customary closing conditions and regulatory and other approvals and is expected to close by the end of November 2002.

     Excluding AT&T Broadband's exchangeable notes, which are mandatorily redeemable at AT&T Broadband's option into shares of certain publicly traded companies held by AT&T Broadband, Comcast currently estimates that the combined company will require approximately $20 billion of assumed, refinanced and new indebtedness upon completion of the AT&T Broadband transaction. Of this $20 billion of indebtedness, approximately $7 billion to $8 billion will be assumed indebtedness of AT&T Broadband's subsidiaries, $9 billion to $10 billion will retire amounts Comcast expects Broadband will owe AT&T at, and will be required to pay, upon closing of the AT&T Broadband transaction (subject to offset for amounts of AT&T indebtedness assumed at closing as described in the following paragraph), and $2 billion to $4 billion will be needed to refinance AT&T Broadband debt that will become due on or shortly after the closing of the AT&T Broadband transaction and to provide appropriate cash reserves to fund AT&T Broadband's operations and capital expenditures. Comcast can not provide assurances that the actual amount of this indebtedness will not exceed $20 billion.

     Subsequent to the original merger agreement, economic and business factors led Comcast and AT&T to agree to change the form of consideration to be paid in the AT&T Broadband transaction. On August 12, 2002, we, along with AT&T Comcast Corporation ("AT&T Comcast"), AT&T, Broadband and two of AT&T's cable subsidiaries filed a registration statement with the Securities and Exchange Commission for a proposed exchange offer relating to $11.8 billion aggregate principal amount of AT&T's existing debt securities. The exchange offer, if successful, would result in the assumption of a portion of AT&T's indebtedness by AT&T Broadband (and a corresponding decrease in the amount of intercompany indebtedness Broadband must pay AT&T upon closing). The exchange offer is subject to market conditions and is expected to close in November 2002.

     On May 3, 2002, Broadband and AT&T Comcast entered into definitive credit agreements with a syndicate of lenders for an aggregate of $12.825 billion of financing to complete the AT&T Broadband transaction and to provide for the combined company's financing needs after the transaction. Refer to Note 7 to our financial statements included in Item 1 for a discussion of the new credit facilities.

     Comcast may also use other available sources of financing to fund these requirements, including:

     o its existing cash, cash equivalents and short-term investments, which totaled $1.476 billion as of September 30, 2002,

     o amounts available under Comcast's subsidiaries' lines of credit, which totaled $3.722 billion as of September 30, 2002 (including $3.418 billion of amounts available under our lines of credit), and

     o proceeds from the sales of Comcast's and AT&T Broadband's investments, including

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


          AT&T Broadband's investment in Time Warner Entertainment L.P.

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

     Interest Rate Risk

     During the nine months ended September 30, 2002, we settled $950.0 million aggregate notional amount of our fixed to variable interest rate exchange agreements and received proceeds of $56.8 million. This amount is being recognized as an adjustment to interest expense over the term of the related debt.

     In June, July and November 2002, we entered into interest rate lock agreements ("Rate Locks") to hedge the risk that the cash flows related to the interest payments on an anticipated issuance or assumption of certain fixed rate debt in connection with the AT&T Broadband transaction may be adversely affected by interest rate fluctuations. The Rate Locks mature in the fourth quarter of 2002, the timing of the anticipated issuance or assumption of the fixed rate debt.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


Results of Operations
---------------------

     Our summarized financial information for the interim periods is as follows (dollars in millions, "NM" denotes percentage is not meaningful):


                                                                   Three Months Ended
                                                                      September 30,       Increase / (Decrease)
                                                                    2002        2001          $           %
                                                                  ---------   ---------   ---------    --------
Video...........................................................   $1,180.5    $1,110.2       $70.3         6.3%
High-speed Internet.............................................      155.5        83.4        72.1        86.5
Advertising sales...............................................       93.2        83.3         9.9        11.9
Other...........................................................       48.0        32.5        15.5        47.7
Franchise fees..................................................       49.4        51.2        (1.8)       (3.5)
                                                                  ---------   ---------   ---------    --------
   Service revenues.............................................    1,526.6     1,360.6       166.0        12.2
Operating, selling, general and administrative expenses.........      894.1       789.7       104.4        13.2
Depreciation....................................................      294.3       227.9        66.4        29.1
Amortization....................................................       10.0       538.4      (528.4)      (98.1)
                                                                  ---------   ---------   ---------    --------
Operating income (loss).........................................      328.2      (195.4)      523.6          NM
                                                                  ---------   ---------   ---------    --------
Interest expense................................................     (140.0)     (143.9)       (3.9)       (2.7)
Interest income on affiliate notes, net.........................        5.1         4.2         0.9        21.4
Investment income (expense).....................................        2.3        (8.8)       11.1          NM
Equity in net income (losses) of affiliates.....................        1.8        (2.1)        3.9          NM
Other expense...................................................                   (0.8)        0.8          NM
Income tax benefit (expense)....................................      (74.9)      100.9      (175.8)         NM
                                                                  ---------   ---------   ---------    --------
Income (loss) before cumulative effect of accounting change.....     $122.5     ($245.9)     $368.4          NM
                                                                  =========   =========   =========    ========
Operating income before depreciation and amortization (1).......     $632.5      $570.9       $61.6        10.8%
                                                                  =========   =========   =========    ========


                                                                    Nine Months Ended
                                                                      September 30,       Increase / (Decrease)
                                                                    2002        2001          $           %
                                                                  ---------   ---------   ---------    --------
Video...........................................................   $3,516.7    $3,154.5      $362.2        11.5%
High-speed Internet.............................................      414.7       202.7       212.0       104.6
Advertising sales...............................................      274.2       235.2        39.0        16.6
Other...........................................................      135.1       112.0        23.1        20.6
Franchise fees..................................................      150.9       142.6         8.3         5.8
                                                                  ---------   ---------   ---------    --------
   Service revenues.............................................    4,491.6     3,847.0       644.6        16.8
Operating, selling, general and administrative expenses.........    2,622.6     2,240.8       381.8        17.0
Depreciation....................................................      858.1       637.9       220.2        34.5
Amortization....................................................       27.5     1,536.3    (1,508.8)      (98.2)
                                                                  ---------   ---------   ---------    --------
Operating income (loss).........................................      983.4      (568.0)    1,551.4          NM
                                                                  ---------   ---------   ---------    --------
Interest expense................................................     (427.2)     (405.4)       21.8         5.4
Interest income (expense) on affiliate notes, net...............       23.8       (18.5)       42.3          NM
Investment income (expense).....................................        1.3       (71.2)       72.5          NM
Equity in net income (losses) of affiliates.....................        4.0        (6.4)       10.4          NM
Other income (expense)..........................................       (5.1)    1,196.6    (1,201.7)         NM
Income tax expense..............................................     (219.5)     (166.1)       53.4        32.1
                                                                  ---------   ---------   ---------    --------
Income (loss) before cumulative effect of accounting change.....     $360.7      ($39.0)     $399.7          NM
                                                                  =========   =========   =========    ========
Operating income before depreciation and amortization (1).......   $1,869.0    $1,606.2      $262.8        16.4%
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


               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


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

     Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital subscriptions. Of the $70.3 million and $362.2 million increases in video revenues for the interim periods from 2001 to 2002, zero and $138.7 million are attributable to the effects of our acquisitions of cable systems and $70.3 million and $223.5 million relate to increased rates and subscriber growth in our historical operations, driven principally by growth in digital boxes. During the three and nine months ended September 30, 2002, we added approximately 205,400 and 607,000 digital boxes.

     The increases in high-speed Internet revenue for the interim periods from 2001 to 2002 are primarily due to the addition of approximately 169,800 and 390,600 high-speed Internet subscribers during the three and nine months ended September 30, 2002, and to the effects of rate increases.

     The increases in advertising sales revenue for the interim periods from 2001 to 2002 are primarily attributable to the effects of a stronger advertising market and the continued leveraging of our market-wide fiber interconnects.

     Other revenue includes installation revenues, guide revenues, commissions from electronic retailing, and revenue from other product offerings. The increases for the interim periods from 2001 to 2002 are primarily attributable to the effects of our acquisitions and to increases in commissions from electronic retailing.

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

     The decrease in franchise fees collected from our cable subscribers for the three month period from 2001 to 2002 is primarily attributable to the effects of franchise fees related to high-speed Internet revenue during the three months ended September 30, 2001. We no longer collect franchise fees for high-speed Internet service. The increase for the nine month period from 2001 to 2002 is attributable to the increases in our revenues upon which the fees apply.

     The increases in operating, selling, general and administrative expenses for the interim periods from 2001 to 2002 are primarily due to the effects of increases in the costs of cable programming, high-speed Internet subscriber growth, and, to a lesser extent, increases in labor costs and other volume related expenses in our historical operations. The increase for the nine month period from 2001 to 2002 is also attributable to the effects of our acquisitions of cable systems.

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

     Amortization

     Of the $528.4 million and $1.509 billion decreases in amortization expense for the interim periods from 2001 to 2002, $499.5 million and $1.440 billion are attributable to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Refer to Note 6

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


to our financial statements included in Item 1 for the pro forma impact of adoption of SFAS No. 142 on amortization expense.

     Interest Expense

     The decrease in interest expense for the three month period from 2001 to 2002 is due to the effects of our net debt repayments during the three months ended September 30, 2002. The increase for the nine month period from 2001 to 2002 is primarily due to the effects of our notes offerings in May and June 2001.

     Interest Income (Expense) on Affiliate Notes, Net

     The changes in interest income (expense) on affiliate notes, net for the interim periods from 2001 to 2002 are due to the repayment of notes payable to affiliates in the second quarter of 2001 and to the increases in the average outstanding balance of notes receivable from affiliates as compared to the prior year periods.


     Investment Income (Expense)
     Investment income (expense) for the interim periods includes the following (in millions):


                                                           Three Months Ended           Nine Months Ended
                                                             September 30,                September 30,
                                                           2002         2001            2002         2001
                                                         ---------    ---------       --------     ---------

     Interest and dividend income.......................      $2.0         $4.9           $4.6         $16.8
     Gains on sales and exchanges of investments, net...                                   1.4          29.2
     Investment impairment losses.......................                   (0.6)          (4.5)        (89.5)
     Mark to market adjustments on derivatives..........       0.3        (13.1)          (0.2)        (27.7)
                                                         ---------    ---------       --------     ---------

          Investment income (expense)...................      $2.3        ($8.8)          $1.3        ($71.2)
                                                         =========    =========       ========     =========

     The investment impairment loss for the nine months ended September 30, 2001 relates principally to other than temporary declines in our investments in AT&T and Motorola, Inc.

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

     Cumulative Effect of Accounting Change

     In connection with the adoption of SFAS No. 142, we completed an initial transitional impairment assessment of goodwill and other indefinite lived intangible assets, which consist of our cable franchise operating rights, and we determined that no cumulative effect results from adopting this change in accounting principle.

     In connection with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, we recognized as a loss a cumulative effect of accounting change, net of related income taxes, of $61.3 million during the nine months ended September 30, 2001. The loss consisted of $94.3

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


million principally related to the reclassification of losses previously recognized as a component of accumulated other comprehensive income (loss) on our equity derivative instruments, net of related deferred income taxes of $33.0 million.

     We believe that our operations are not materially affected by inflation.

ITEM 4.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.


PART II.  OTHER INFORMATION
--------  -----------------

ITEM 1.   LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to such actions is not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

         None.

     (b) Reports on Form 8-K:

         None.

               COMCAST CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


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




                                         COMCAST CABLE COMMUNICATIONS, INC.
                                         ---------------------------------------






                                         /S/ LAWRENCE J. SALVA
                                         ---------------------------------------
                                         Lawrence J. Salva
                                         Senior Vice President
                                         (Principal Accounting Officer)





Date: November 12, 2002

                                 CERTIFICATIONS

I, Brian L. Roberts, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Comcast Cable Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002



/s/ BRIAN L. ROBERTS
--------------------------------------------
Name: Brian L. Roberts
Chief Executive Officer

I, Lawrence S. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Comcast Cable Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002



/s/ LAWRENCE S. SMITH
-------------------------------------------
Name: Lawrence S. Smith
Co-Chief Financial Officer

I, John R. Alchin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Comcast Cable Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002



/s/ JOHN R. ALCHIN
--------------------------------------------
Name: John R. Alchin
Co-Chief Financial Officer